Form 10-Q
period 2013-09-30
Mid-America Apartments, L.P.
filed 2013-11-07
CIK 1581776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-190028-01

MID-AMERICA APARTMENTS, L.P.
(Exact name of registrant as specified in its charter)

TENNESSEE	62-1543816
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6584 POPLAR AVENUE
MEMPHIS, TENNESSEE	38138
(Address of principal executive offices)	(Zip Code)
(901) 682-6600
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¬	Accelerated filer ¬
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

MID-AMERICA APARTMENTS, L.P.

Mid-America Apartments, L.P.
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)
(Dollars in thousands, except unit data)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$394,848	$386,088
Buildings and improvements	3,247,869	3,158,301
Furniture, fixtures and equipment	102,013	97,270
Development and capital improvements in progress	31,600	52,414
	3,776,330	3,694,073
Less accumulated depreciation	(1,068,873)	(1,019,624)
	2,707,457	2,674,449

Land held for future development	5,450	1,205
Commercial properties, net	7,664	8,058
Investments in real estate joint ventures	3,237	4,837
Real estate assets, net	2,723,808	2,688,549

Cash and cash equivalents	181,105	8,934
Restricted cash	58,579	809
Deferred financing costs, net	13,629	13,842
Other assets	47,030	29,038
Goodwill	4,106	4,106
Total assets	$3,028,257	$2,745,278

Liabilities and Capital:
Liabilities:
Secured notes payable	$1,050,202	$1,190,848
Unsecured notes payable	810,000	483,000
Accounts payable	6,962	4,553
Fair market value of interest rate swaps	9,858	21,423
Accrued expenses and other liabilities	109,271	94,467
Security deposits	6,892	6,650
Due to general partner	22	617
Total liabilities	1,993,207	1,801,558

Redeemable units	5,039	4,713

Capital:
General partner: 42,744,978 OP Units outstanding at September 30, 2013 and 42,316,398 OP Units outstanding at December 31, 2012	994,916	927,734
Limited partners: 1,701,955 OP Units outstanding at September 30, 2013 and 1,731,672 OP Units outstanding at December 31, 2012	39,783	38,154
Accumulated other comprehensive losses	(4,688)	(26,881)
Total capital	1,030,011	939,007
Total liabilities and capital	$3,028,257	$2,745,278

Number of units outstanding represent total OP Units regardless of classification on the consolidated balance sheet. The number of units classified as redeemable units on the consolidated balance sheet at September 30, 2013 and December 31, 2012 are 80,626 and 72,786, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating revenues:
Rental revenues	$125,522	$113,015	$366,191	$323,223
Other property revenues	10,772	9,966	31,596	29,084
Total property revenues	136,294	122,981	397,787	352,307
Management fee income	146	209	465	687
Total operating revenues	136,440	123,190	398,252	352,994
Property operating expenses:
Personnel	15,085	14,156	43,791	40,966
Building repairs and maintenance	4,595	4,292	11,661	11,543
Real estate taxes and insurance	16,811	14,167	48,395	41,085
Utilities	7,580	7,381	21,108	19,678
Landscaping	2,922	2,640	8,677	7,864
Other operating	9,160	8,653	26,758	24,928
Depreciation and amortization	33,000	30,979	97,883	89,701
Total property operating expenses	89,153	82,268	258,273	235,765
Acquisition expenses	—	1,343	499	1,574
Property management expenses	5,193	5,460	15,970	16,484
General and administrative expenses	3,976	3,527	10,604	10,436
Merger related expenses	5,561	—	11,298	—
Integration related expenses	35	—	35	—
Income from continuing operations before non-operating items	32,522	30,592	101,573	88,735
Interest and other non-property income	16	89	86	343
Interest expense	(14,941)	(14,530)	(45,715)	(42,437)
(Loss) gain on debt extinguishment/modification	(218)	—	(387)	5
Amortization of deferred financing costs	(820)	(971)	(2,427)	(2,611)
Net casualty (loss) gain after insurance and other settlement proceeds	—	(22)	455	(24)
Gain on sale of non-depreciable assets	—	48	—	45
Income from continuing operations before gain (loss) from real estate joint ventures	16,559	15,206	53,585	44,056
Gain (loss) from real estate joint ventures	60	(72)	161	(170)
Income from continuing operations	16,619	15,134	53,746	43,886
Discontinued operations:
Income from discontinued operations before gain on sale	651	557	3,042	3,635
Net casualty (loss) gain after insurance and other settlement proceeds on discontinued operations	(1)	99	(5)	43
Gain on sale of discontinued operations	28,806	16,092	60,585	38,474
Consolidated net income	46,075	31,882	117,368	86,038
Net income available for Mid-America Apartments, L.P. common unitholders	$46,075	$31,882	$117,368	$86,038

Earnings per common unit - basic and diluted:
Income from continuing operations available for common unitholders	$0.38	$0.35	$1.21	$1.03
Income from discontinued property operations available for common unitholders	0.66	0.39	1.44	0.99
Net income available for common unitholders	$1.04	$0.74	$2.65	$2.02

Distributions declared per common unit	$0.6950	$0.6600	$2.0850	$1.9800
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated net income	$46,075	$31,882	$117,368	$86,038
Other comprehensive income:
Unrealized (loss) gain from the effective portion of derivative instruments	(1,826)	(2,903)	10,095	(8,197)
Reclassification adjustment for losses included in net income for the effective portion of derivative instruments	3,621	4,815	12,098	15,308
Comprehensive income attributable to Mid-America Apartments, L.P.	$47,870	$33,794	$139,561	$93,149

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012
(Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$117,368	$86,038
Adjustments to reconcile net income to net cash provided by operating activities:
Retail revenue accretion	(29)	(21)
Depreciation and amortization	101,923	97,300
Stock compensation expense	1,729	1,730
Redeemable units issued	535	428
Amortization of debt premium	(948)	(541)
(Gain) loss from investments in real estate joint ventures	(161)	170
Loss on debt extinguishment	387	322
Derivative interest expense	827	590
Gain on sale of non-depreciable assets	—	(45)
Gain on sale of discontinued operations	(60,585)	(38,474)
Net casualty gain and other settlement proceeds	(450)	(19)
Changes in assets and liabilities:
Restricted cash	(390)	63
Other assets	(7,740)	(4,369)
Accounts payable	2,409	3,562
Accrued expenses and other	13,200	9,764
Security deposits	242	442
Net cash provided by operating activities	168,317	156,940
Cash flows from investing activities:
Purchases of real estate and other assets	(89,866)	(314,909)
Normal capital improvements	(35,451)	(36,649)
Construction capital and other improvements	(3,873)	(2,561)
Renovations to existing real estate assets	(8,616)	(11,070)
Development	(26,129)	(54,242)
Distributions from real estate joint ventures	8,311	11,880
Contributions to real estate joint ventures	(183)	(204)
Proceeds from disposition of real estate assets	102,204	97,113
Funding of escrow for exchange acquisitions	(57,380)	—
Net cash used in investing activities	(110,983)	(310,642)
Cash flows from financing activities:
Advances from general partner	17,219	721
Net change in credit lines	177,000	(235,064)
Proceeds from notes payable	—	271,000
Principal payments on notes payable	(8,695)	(11,760)
Payment of deferred financing costs	(2,655)	(3,577)
Repurchase of common units	(682)	(1,863)
Proceeds from issuances of common units	25,038	173,960
Distributions paid on common units	(92,388)	(83,630)
Net cash provided by financing activities	114,837	109,787
Net increase (decrease) in cash and cash equivalents	172,171	(43,915)
Cash and cash equivalents, beginning of period	8,934	57,200
Cash and cash equivalents, end of period	$181,105	$13,285

Supplemental disclosure of cash flow information:
Interest paid	$48,534	$47,735
Supplemental disclosure of noncash investing and financing activities:
Accrued construction in progress	$4,190	$6,392
Interest capitalized	$1,118	$1,435
Marked-to-market adjustment on derivative instruments	$21,367	$6,521
Fair value adjustment on debt assumed	$704	$2,578
Debt assumed	$18,293	$30,290
See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

1.           Consolidation and Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

Mid-America Apartments, L.P., or MAALP, us, we, our, or the Operating Partnership, is a Memphis, Tennessee based limited partnership formed in 1993 and currently operates pursuant to the provisions of the Second Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement. MAALP's sole general partner is Mid-America Apartment Communities, Inc., or MAA, a Memphis, Tennessee-based self-administered and self-managed real estate investment trust, or REIT, that focuses on acquiring, owning and operating apartment communities mainly in the Sunbelt region of the United States. As of September 30, 2013, MAALP owned or owned interests in a total of 160 multifamily apartment communities comprising 48,343 apartments located in 13 states, including four communities comprising 1,156 apartments owned through our joint venture, Mid-America Multifamily Fund II, LLC, or Fund II. MAALP also had two development communities under construction totaling 564 units as of September 30, 2013. A total of 174 units for the development projects were completed as of September 30, 2013, and therefore have been included in the totals above. Total expected costs for the development projects are $74.0 million, of which $43.1 million has been incurred through September 30, 2013. MAALP expects to complete construction on one of the projects by the fourth quarter of 2013 and the other by the fourth quarter of 2014. Four of our properties include retail components with approximately 107,000 square feet of gross leasable area.

Effective October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of MAALP, merged with and into Colonial Realty Limited Partnership, or Colonial LP, a Delaware limited partnership, with Colonial LP surviving the merger, which is referred to as the partnership merger. Immediately following the partnership merger, Colonial Properties Trust, or Colonial, an Alabama real estate investment trust, merged with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. The partnership merger and parent merger are collectively referred to as the "Merger" in this Quarterly Report on Form 10-Q. The combined company will operate under the name "MAA" and will be run by our existing management team. For additional information, see Note 11 to the financial statements. All other footnotes contained in this Form 10-Q have been prepared as of September 30, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared by our management in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and our accounting policies as set forth in our December 31, 2012 annual consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in MAA's Current Report on Form 8-K filed with the SEC on March 22, 2013. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of revenues and expenses during the reporting periods.  Actual amounts realized or paid could differ from those estimates.

Interests in MAALP are represented by operating partnership units, or OP Units. As of September 30, 2013, there were 44,446,933 OP Units outstanding, 42,744,978, or 96.2%, of which were owned by MAA, our general partner. The remaining 1,701,955 OP Units were owned by nonaffiliated limited partners.

The consolidated financial statements presented herein include the accounts of MAALP and all other subsidiaries in which MAALP has a controlling financial interest. MAALP owns, directly or indirectly, 100% of all consolidated subsidiaries.

On September 16, 2013, MAA transferred its ownership of all wholly-owned properties to MAALP in exchange for OP Units. In accordance with entities under common control guidance within ASC 805, Business Combinations, the transfer represents a change in reporting entity, and accordingly MAALP has accounted for these properties at MAA's historical bases and has retrospectively adjusted the financial statements herein as if the transfer of properties had occurred on January 1, 2012, the beginning of the earliest period presented herein. The chart below shows our historical results of operations prior to the transfer, our retrospectively restated results of operations, and the net effects of the transfer on our reported results of operations for three- and nine-month periods ended September 30, 2013 and 2012 (dollars in thousands, except per unit data):

	Three-month period ended September 30, 2013			Three-month period ended September 30, 2012
	Before Transfer	After Transfer	Change	Before Transfer	After Transfer	Change
Consolidated net income	$38,024	$46,075	$8,051	$30,604	$31,882	$1,278
Net income available for Mid-America Apartments, L.P. common unitholders	$37,869	$46,075	$8,206	$27,466	$31,882	$4,416
Comprehensive income	$39,680	$47,870	$8,190	$32,514	$33,794	$1,280
Earnings per common unit - basic and diluted	$0.90	$1.04	$0.14	$0.67	$0.74	$0.07

	Nine-month period ended September 30, 2013			Nine-month period ended September 30, 2012
	Before Transfer	After Transfer	Change	Before Transfer	After Transfer	Change
Consolidated net income	$100,721	$117,368	$16,647	$81,509	$86,038	$4,529
Net income available for Mid-America Apartments, L.P. common unitholders	$100,247	$117,368	$17,121	$78,088	$86,038	$7,950
Comprehensive income	$122,461	$139,561	$17,100	$88,621	$93,149	$4,528
Earnings per common unit - basic and diluted	$2.40	$2.65	$0.25	$1.94	$2.02	$0.08

MAALP invests in entities that may qualify as variable interest entities, or VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. MAALP consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether MAALP is the primary beneficiary of a VIE, MAALP considers qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities.

MAALP uses the equity method of accounting for its investments in entities for which it exercises significant influence, but does not have the ability to exercise control. These entities are not variable interest entities. The factors considered in determining that MAALP does not have the ability to exercise control include ownership of voting interests and participatory rights of investors.

Earnings per OP Unit

Basic earnings per OP Unit is computed by dividing net income available for common unitholders by the weighted average number of units outstanding during the period. Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. For the three and nine months ended September 30, 2013 and 2012, there were no dilutive securities and therefore basic and diluted earnings per OP Unit are the same.

A reconciliation of the numerators and denominators of the basic and diluted earnings per unit computations for the three and nine months ended September 30, 2013 and 2012 is presented below:

(dollars and units in thousands, except per unit amounts)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Units Outstanding
Weighted average common units - basic and diluted	44,445	43,220	44,331	42,532

Calculation of Earnings per Unit - basic and diluted
Income from continuing operations	$16,619	$15,134	$53,746	$43,886
Income from discontinued operations	$29,456	$16,748	$63,622	$42,152

Earnings per unit - basic and diluted:
Income from continuing operations available for common unitholders	$0.38	$0.35	$1.21	$1.03
Income from discontinued operations available for common unitholders	0.66	0.39	1.44	0.99
Net income available for common unitholders	$1.04	$0.74	$2.65	$2.02

2.           Segment Information

As of September 30, 2013, MAALP owned or had an ownership interest in 160 multifamily apartment communities in 13 different states from which it derived all significant sources of earnings and operating cash flows. Senior management evaluates performance and determines resource allocations by reviewing apartment communities individually and in the following reportable operating segments:

•	Large market same store communities are generally communities:

◦	in markets with a population of at least one million and at least 1% of the total public multifamily REIT units; and

◦	that MAALP has owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•	Secondary market same store communities are generally communities:

◦	in markets with populations of more than one million but less than 1% of the total public multifamily REIT units or in markets with a population of less than one million; and

◦	that MAALP has owned and have been stabilized for at least a full 12 months and have not been classified as held for sale.

•
Non same store communities and other includes recent acquisitions, communities in development or lease-up and communities that have been identified for disposition. Also included in non same store communities are non multifamily activities, which represent less than 1% of our portfolio.

On the first day of each calendar year, MAALP determines the composition of our same store operating segments for that year as well as adjusting the previous year, which allows MAALP to evaluate full period-over-period operating comparisons. Properties in development or lease-up will be added to the same store portfolio on the first day of the calendar year after they have been owned and stabilized for at least a full 12 months. Communities are considered stabilized after achieving 90% occupancy for 90 days. Communities that have been identified for disposition are excluded from our same store portfolio. MAALP utilizes net operating income, or NOI, in evaluating the performance of the segments.  Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. MAALP believes NOI is a helpful tool in evaluating the operating performance of its segments because it measures the core operations of property performance by excluding partnership level expenses and other items not related to property operating performance.
Revenues and NOI for each reportable segment for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Large Market Same Store	$64,823	$61,707	$191,246	$181,446
Secondary Market Same Store	52,344	50,904	155,650	150,869
Non-Same Store and Other	19,127	10,370	50,891	19,992
Total property revenues	136,294	122,981	397,787	352,307
Management fee income	146	209	465	687
Total operating revenues	$136,440	$123,190	$398,252	$352,994

NOI
Large Market Same Store	$38,159	$35,700	$113,707	$105,675
Secondary Market Same Store	30,349	29,816	92,547	89,109
Non-Same Store and Other	12,471	8,681	36,165	21,665
Total NOI	80,979	74,197	242,419	216,449
Discontinued operations NOI included above	(838)	(2,505)	(5,022)	(10,206)
Management fee income	146	209	465	687
Depreciation and amortization	(33,000)	(30,979)	(97,883)	(89,701)
Acquisition expense	—	(1,343)	(499)	(1,574)
Property management expense	(5,193)	(5,460)	(15,970)	(16,484)
General and administrative expense	(3,976)	(3,527)	(10,604)	(10,436)
Merger related expenses	(5,561)	—	(11,298)	—
Integration related expenses	(35)	—	(35)	—
Interest and other non-property income	16	89	86	343
Interest expense	(14,941)	(14,530)	(45,715)	(42,437)
(Loss) gain on debt extinguishment	(218)	—	(387)	5
Amortization of deferred financing costs	(820)	(971)	(2,427)	(2,611)
Net casualty (loss) gain and other settlement proceeds	—	(22)	455	(24)
Gain on sale of non-depreciable assets	—	48	—	45
Gain (loss) from real estate joint ventures	60	(72)	161	(170)
Discontinued operations	29,456	16,748	63,622	42,152
Net income available for Mid-America Apartments, L.P. common unitholders	$46,075	$31,882	$117,368	$86,038

Assets for each reportable segment as of September 30, 2013 and December 31, 2012, were as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets
Large Market Same Store	$1,265,355	$1,108,827
Secondary Market Same Store	806,170	654,315
Non-Same Store and Other	674,432	943,608
Corporate assets	282,300	38,528
Total assets	$3,028,257	$2,745,278

3.          Capital

Total capital and its components for the nine-month periods ended September 30, 2013 and 2012 were as follows (dollars in thousands, except per unit data):

	MAALP Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2012	$38,154	$927,734	$(26,881)	$939,007
Net income	4,518	112,850		117,368
Other comprehensive income - derivative instruments (cash flow hedges)			22,193	22,193
Issuance of units		25,038		25,038
Units repurchased and retired		(682)		(682)
General partner units issued in exchange for limited partner units	(550)	550		—
Redeemable units fair market value adjustment		209		209
Adjustment for limited partners' capital at redemption value	1,218	16,597		17,815
Amortization of unearned compensation		1,729		1,729
Distributions ($2.0850 per unit)	(3,557)	(89,109)		(92,666)
CAPITAL BALANCE SEPTEMBER 30, 2013	$39,783	$994,916	$(4,688)	$1,030,011

	MAALP Unitholders
	Limited Partner	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2011	$37,079	$739,657	$(38,579)	$738,157
Net income	3,770	82,268		86,038
Other comprehensive income - derivative instruments (cash flow hedges)			7,111	7,111
Issuance of units		173,962		173,962
Units repurchased and retired		(1,863)		(1,863)
General partner units issued in exchange for limited partner units	(2,672)	2,672		—
Redeemable units fair market value adjustment		(168)		(168)
Adjustment for limited partners capital at redemption value	3,054	(3,054)		—
Amortization of unearned compensation		1,730		1,730
Distributions ($1.9800 per unit)	(3,667)	(81,813)		(85,480)
CAPITAL BALANCE SEPTEMBER 30, 2012	$37,564	$913,391	$(31,468)	$919,487

4.           Real Estate Acquisitions

On May 1, 2013, we purchased Greenwood Forest, a 316-unit apartment community located in Greenwood Forest (Houston), Texas. This property was previously a part of Mid-America Multifamily Fund I, LLC.

On May 21, 2013, we purchased Station Square at Cosner's Corner, a 260-unit apartment community located in Fredericksburg, Virginia. As part of this purchase, we also acquired land for future development.

We did not acquire any additional properties during the three months ended September 30, 2013.

5.           Discontinued Operations

The following properties have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2013 and 2012:

Community	Number of Units	Date Sold	Location	Operating Segment
Woodbridge	188	May 15, 2013	Jacksonville, Florida	Large market same store
High Ridge	160	June 13, 2013	Athens, Georgia	Secondary market same store
TPC Jacksonville	440	June 20, 2013	Jacksonville, Florida	Large market same store
Marsh Oaks	120	August 15, 2013	Jacksonville, Florida	Large market same store
Three Oaks	240	September 11, 2013	Valdosta, Georgia	Secondary market same store
Wildwood	216	September 11, 2013	Thomasville, Georgia	Secondary market same store
Shenandoah Ridge	272	September 30, 2013	Augusta, Georgia	Secondary market same store

During the three months ended June 30, 2013, we reported the 113-unit Fountain Lake apartment community as held for sale in the Condensed Consolidated Balance Sheet and in discontinued operations in our Condensed Consolidated Statement of Operations. As of September 30, 2013, we are no longer actively marketing this community and as a result Fountain Lake was classified as held for use and therefore is not included in the discontinued operation line in the Consolidated Statement of Operations as of September 30, 2013. Fountain Lake is valued at its carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held for use, on the Condensed Consolidated Balance Sheet.

The following is a summary of discontinued operations for the three- and nine-month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenues	$1,378	$4,551	$8,035	$18,003
Other revenues	119	402	620	1,689
Total revenues	1,497	4,953	8,655	19,692
Expenses
Property operating expenses	671	2,803	3,642	9,893
Depreciation and amortization	110	1,283	1,620	4,989
Interest expense	65	310	351	1,175
Total expense	846	4,396	5,613	16,057
Income from discontinued operations before gain on sale	651	557	3,042	3,635
Net (loss) gain on insurance and other settlement proceeds on discontinued operations	(1)	99	(5)	43
Gain on sale of discontinued operations	28,806	16,092	60,585	38,474
Income from discontinued operations	$29,456	$16,748	$63,622	$42,152

6.           Partners' Capital

Interests in MAALP are represented by OP Units. As of September 30, 2013, there were 44,446,933 OP Units outstanding, 42,744,978, or 96.2%, of which were owned by MAA, our general partner. The remaining 1,701,955 OP Units were owned by nonaffiliated limited partners, or the Class A Limited Partners. As of September 30, 2012, there were 43,699,835 OP Units outstanding, 41,925,288 or 95.9% of which were owned by MAA and 1,774,547 of which were owned by the Class A Limited Partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing, or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness, and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP's assets; and distribution of MAALP cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue OP Units and determine the consideration to be received. The general partner may delegate these and other powers granted if the general partner remains in supervision of the designee.

Under the Partnership Agreement, MAALP may issue Class A OP Units and Class B OP Units. Class A OP Units may only be held by limited partners who are not affiliated with MAA, in its capacity as general partner of MAALP, while Class B OP Units may only be held by MAA, in its capacity as general partner of MAALP, and as of September 30, 2013, a total of 1,701,955 Class A OP Units in MAALP were held by limited partners unaffiliated with MAA, while a total of 42,744,978 Class B OP Units were held by MAA. In general, the limited partners do not have the power to participate in the management or control of MAALP's business except in limited circumstances including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance of Class B OP Units to MAA equal to the number of common stock shares issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

At September 30, 2013, a total of 1,701,955 Class A OP Units were outstanding and redeemable for 1,701,955 shares of MAA common stock, or approximately $106,372,188 based on the closing price of MAA’s common stock on September 30, 2013 of $62.50 per share, at MAA’s option. At September 30, 2012, a total of 1,774,547 Class A OP Units were outstanding and redeemable for 1,774,547 shares of MAA common stock, or approximately $115,895,665 based on the closing price of MAA’s common stock on September 30, 2012 of $65.31 per share, at MAA’s option.

The Operating Partnership pays the same per unit distribution in respect to the OP Units as the per share dividend MAA pays in respect to its common and preferred stock.

On August 26, 2010, MAALP and MAA entered into sales agreements with Cantor Fitzgerald & Co., Raymond James & Associates, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell up to a combined total of 6,000,000 shares of MAA common stock, from time to time in at-the-market offerings or negotiated transactions through a controlled equity offering program or ATM. We terminated this ATM program, and on February 25, 2013, MAALP and MAA entered into sales agreements with J.P. Morgan Securities LLC, BMO Capital Markets Corp., KeyBanc Capital Markets Inc. and UBS Securities LLC with materially the same terms as our sales agreements for a combined total of 4,500,000 shares of MAA common stock.

During the three months ended September 30, 2013, MAA did not issue any shares through its ATM program. During the nine months ended September 30, 2013, MAA sold 365,011 shares of common stock for net proceeds of $24.8 million through its ATM program. The gross proceeds for these issuances were $25.1 million for the nine months ended September 30, 2013. During the three- and nine-month periods ended September 30, 2012, MAA sold 812,911 shares through its ATM program for net proceeds of $53.7 million. The gross proceeds for these issuances were $54.5 million. As of September 30, 2013, there were 4,134,989 shares outstanding under the ATM. MAA contributed all proceeds from these transactions to MAALP in exchange for a number of OP Units equal to the number of shares issued by MAA.

On March 2, 2012, MAA closed on an underwritten public offering of 1,955,000 shares of common stock. UBS Investment Bank and Jeffries & Company, Inc. acted as joint bookrunning managers. This transaction resulted in net proceeds of $120 million. The gross proceeds for this offering were approximately $124.1 million. MAA had no such offerings during the three-

and nine-month periods ended September 30, 2013. MAA contributed all proceeds from this transaction to MAALP in exchange for OP Units equal to the number of shares issued.

MAALP and MAA have a Dividend and Distribution Reinvestment and Share Purchase Plan, or DRSPP, pursuant to which MAA’s shareholders and our holders of OP Units have the ability to reinvest all or part of their distributions from MAA’s common stock, preferred stock or OP Units into MAA’s common stock. The plan also provides the opportunity to make optional cash investments in common shares of at least $250, but not more than $5,000 in any given month, free of brokerage commissions and charges. MAA, in its absolute discretion, may grant waivers to allow for optional cash payments in excess of $5,000. To fulfill its obligations under the DRSPP, MAA may either issue additional shares of common stock or repurchase common stock in the open market. MAA has registered with the SEC the offer and sale of up to 7,600,000 shares of common stock pursuant to the DRSPP. MAA may elect to sell shares under the DRSPP at up to a 5% discount.

Common stock shares totaling 435 and 764 during the three- and nine-month periods ended September 30, 2013 and 122 and 451 during the three- and nine-month periods ended September 30, 2012 were acquired by shareholders under the DRSPP. The issuances resulted in gross proceeds of approximately $28,000 and $50,000 for the three- and nine-month periods ending September 30, 2013 and $8,000 and $30,000 for the three- and nine-month periods ending September 30, 2012. All funds received from these issuances were contributed by MAA to MAALP in exchange for a number of OP Units equal to the number of shares issued by MAA.

During the nine months ended September 30, 2013, 4,805 shares of MAA’s common stock were acquired from employees to satisfy minimum tax withholding obligations that arose upon vesting of restricted stock granted pursuant to approved plans. During the nine months ended September 30, 2012, 15,565 shares were acquired for these purposes. MAALP acquires OP units from MAA equal to the number of shares acquired by MAA from employees to satisfy tax withholding obligations.

7.           Notes Payable

On September 30, 2013 and December 31, 2012, MAALP had total indebtedness of approximately $1.86 billion and $1.67 billion, respectively. MAALP's indebtedness as of September 30, 2013 consisted of both conventional and tax exempt debt. Borrowings were made through individual property mortgages as well as company-wide credit facilities. MAALP utilizes both secured and unsecured debt.

On March 1, 2012, MAALP entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan with a variable rate resetting monthly at LIBOR plus a spread of 1.40% to 2.15% based on a leveraged-based pricing grid and a maturity date of March 1, 2017. In July 2012, MAALP received an investment grade rating (Baa2) from Moody's rating service, which caused the variable rate to reset monthly at LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid. As of September 30, 2013, the full amount was outstanding under this agreement.

On August 31, 2012, MAALP issued $175 million of Senior Unsecured Notes to be funded at three separate times. These notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of September 30, 2013, the full amount of the notes has been funded and is included in our balance sheet.

On June 14, 2013, MAALP entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014 although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the Merger. We had no borrowings under this agreement at September 30, 2013.

On August 7, 2013, we entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of September 30, 2013, we had $350 million borrowed under this facility.

As of September 30, 2013, approximately 35% of MAALP's outstanding debt was borrowed through secured credit facility relationships with Prudential Mortgage Capital, which are credit enhanced by the Federal National Mortgage Association, or FNMA, and Financial Federal, which are credit enhanced by the Federal Home Loan Mortgage Corporation, or Freddie Mac.

MAALP utilizes interest rate swaps and interest rate caps to help manage its current and future interest rate risk and entered into 18 interest rate swaps and 12 interest rate caps as of September 30, 2013, representing notional amounts totaling $559.0 million and $224.6 million, respectively. MAALP also held 11 non-designated interest rate caps with notional amounts totaling $63.8 million as of September 30, 2013.

The following table summarizes our outstanding debt structure as of September 30, 2013 (dollars in thousands):

	Borrowed Balance	Effective Rate	Contract Maturity
Fixed Rate Secured Debt
Individual property mortgages	$382,817	4.7%	3/29/2019
FNMA conventional credit facilities	50,000	4.7%	3/31/2017
Credit facility balances with:
LIBOR-based interest rate swaps	259,000	5.3%	7/20/2014
Total fixed rate secured debt	$691,817	4.9%	5/4/2017
Variable Rate Secured Debt (1)
FNMA conventional credit facilities	$189,721	0.7%	12/2/2016
FNMA tax-free credit facilities	89,217	0.9%	7/23/2031
Freddie Mac credit facilities	64,247	0.7%	7/1/2014
Freddie Mac mortgage	15,200	3.6%	1/1/2016
Total variable rate secured debt	$358,385	0.9%	2/3/2020
Total Secured Debt	$1,050,202	3.5%	4/12/2018

Unsecured Debt
Variable rate credit facility	$350,000	1.3%	8/7/2017
Term loan fixed with swaps	150,000	2.4%	3/1/2017
Fixed rate senior private placement bonds	310,000	4.5%	7/27/2021
Total Unsecured Debt	$810,000	2.7%	1/14/2019

Total Outstanding Debt	$1,860,202	3.2%	8/11/2018

(1) Includes capped balances.

8.           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

MAALP is exposed to certain risks arising from both its business operations and economic conditions. MAALP principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. MAALP manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, MAALP enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future contractual and forecasted cash amounts, principally related to its borrowings, the value of which are determined by changing interest rates.

Cash Flow Hedges of Interest Rate Risk

MAALP's objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, MAALP uses interest rate swaps and interest rate caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for MAALP making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2013 and 2012, MAALP recorded ineffectiveness of $1,000 (increase to interest expense) and $7,000, (increase to interest expense), respectively, and during the nine months ended September 30, 2013 and 2012, MAALP recorded ineffectiveness of $26,000 (decrease to interest expense) and $40,000 (increase to interest expense), respectively, mainly attributable to a mismatch in the underlying indices of the derivatives and the hedged interest payments made on our variable-rate debt.

Amounts reported in accumulated other comprehensive income related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, MAALP estimates that an additional $8.9 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between our fixed interest rate swap payments and the projected variable interest rate swap payments.

As of September 30, 2013, MAALP had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	12	$224,631,000
Interest Rate Swaps (1)	18	$559,000,000

(1) Includes three forward rate swaps totaling $150 million where the debt has not yet been issued. These swaps are not included in our debt discussion in MD&A or footnote 7.

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage MAALP's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and resulted in a loss of $5,000 for the three months ended September 30, 2013 and a loss of $25,000 for the three months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, MAALP recognized a loss of $8,000 and $58,000, respectively, on derivatives not designated in hedging relationships.

As of September 30, 2013, MAALP had the following outstanding interest rate derivatives that were not designated as hedges:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	11	$63,820,000

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of MAALP's derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, respectively.

Fair Values of Derivative Instruments on the Consolidated Balance Sheet as of September 30, 2013 and
December 31, 2012 (dollars in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate contracts	Other assets	$10,681	$245	Fair market value of interest rate swaps	$9,858	$21,423

Total derivatives designated as hedging instruments		$10,681	$245		$9,858	$21,423

Derivatives not designated as hedging instruments

Interest rate contracts	Other assets	$57	$43		$—	$—

Total derivatives not designated as hedging instruments		$57	$43		$—	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, respectively.

Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2013 and 2012 (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30,	2013	2012		2013	2012		2013	2012

Interest rate contracts	$(1,826)	$(2,903)	Interest expense	$(3,621)	$(4,815)	Interest expense	$(1)	$(7)

Total derivatives in cash flow hedging relationships	$(1,826)	$(2,903)		$(3,621)	$(4,815)		$(1)	$(7)

Nine months ended September 30,

Interest rate contracts	$10,095	$(8,197)	Interest expense	$(12,098)	$(15,308)	Interest expense	$26	$(40)

Total derivatives in cash flow hedging relationships	$10,095	$(8,197)		$(12,098)	$(15,308)		$26	$(40)

Derivatives Not Designated as Hedging Instruments

Three months ended September 30,						Location of Gain or (Loss) Recognized in Income	2013	2012

Interest rate contracts						Interest expense	$(5)	$(25)

Total							$(5)	$(25)

Nine months ended September 30,

Interest rate contracts						Interest expense	$(8)	$(58)

Total							$(8)	$(58)

Credit-Risk-Related Contingent Features

As of September 30, 2013, derivatives that were in a net liability position and subject to credit-risk-related contingent features had a termination value of $10.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. These derivatives had a fair value, gross of asset positions, of $9.8 million at September 30, 2013.

Certain of our derivative contracts contain a provision where if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2013, we had not breached the provisions of these agreements.  If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value of $6.7 million.

Certain of our derivative contracts contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2013, we had not breached the provisions of these agreements. If we had breached theses provisions, we could have been required to settle our obligations under the agreements at the termination value of $0.5 million.

Certain of our derivative contracts are credit enhanced by either FNMA or Freddie Mac.  These derivative contracts require that our credit enhancing party maintain credit ratings above a certain level.  If our credit support providers were downgraded below Baa1 by Moody’s or BBB+ by Standard & Poor’s, or S&P, we may be required to either post 100 percent collateral or settle the obligations at their termination value of $9.7 million as of September 30, 2013.  Both FNMA and Freddie Mac are currently rated Aaa by Moody’s and AA+ by S&P, and therefore, the provisions of this agreement have not been breached and no collateral has been posted related to these agreements as of September 30, 2013.

Although our derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both us and our counterparties under certain situations, we do not net our derivative fair values or any existing rights or obligations to cash collateral on the Consolidated Balance Sheet.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheet (dollars in thousands):

Offsetting of Derivative Assets
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,738	—	$10,738	$(866)	—	$9,872

Offsetting of Derivative Liabilities
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$9,858	—	$9,858	$(866)	—	$8,992

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$288	—	$288	—	—	$288

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$21,423	—	$21,423	—	—	$21,423

Other Comprehensive Income

MAALP's other comprehensive income consists entirely of gains and losses attributable to the effective portion of our cash flow hedges. The table below shows the change in the balance for the nine months ended September 30, 2013 and 2012:

Changes in Accumulated Other Comprehensive Income by Component
	Affected Line Item in the Consolidated Statements Of Operations	Gains and Losses on Cash Flow Hedges
		For the nine months ended September 30,
		2013	2012
Beginning balance		$(26,881)	$(38,579)
Other comprehensive income before reclassifications		10,095	(8,197)
Amounts reclassified from accumulated other comprehensive income (interest rate contracts)	Interest expense	12,098	15,308
Net current-period other comprehensive income attributable to Mid-America Apartments, L.P.		22,193	7,111
Ending balance		$(4,688)	$(31,468)

See also discussions in "Financial Statements – Notes to Consolidated Financial Statements", Note 9.

9.           Fair Value Disclosure of Financial Instruments

Cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short term nature.

On January 1, 2008, MAALP adopted FASB ASC 820 Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. MAALP's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fixed rate notes payable at September 30, 2013 and December 31, 2012, totaled $743 million and $732 million, respectively, and had estimated fair values of $785 million and $778 million (excluding prepayment penalties), respectively, as of September 30, 2013 and December 31, 2012. The carrying value of variable rate notes payable (excluding the effect of interest rate swap and cap agreements) at September 30, 2013 and December 31, 2012, totaled $1.1 billion and $941 million, respectively, and had estimated fair values of $1.0 billion and $860 million (excluding prepayment penalties), respectively, as of September 30, 2013 and December 31, 2012. The valuation of MAALP's debt is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each debt instrument. This analysis reflects the contractual terms of the debt, and uses observable market-based inputs, including interest rate curves and credit spreads. The fair values of fixed debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The fair values of variable debt are determined using the stated variable rate plus the current market credit spread. MAALP's variable rates reset every 30 to 90 days and MAALP concludes that these rates reasonably estimate current market rates. MAALP has determined that inputs used to value its debt fall within Level 2 of the fair value hierarchy and therefore MAALP's fair market valuation of debt is considered Level 2 in the fair value hierarchy.

Currently, MAALP uses interest rate swaps and interest rate caps (options) to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options (caps) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

To comply with the provisions of ASC 820, MAALP incorporates credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, MAALP has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

MAALP has determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, and as a result, all of our derivatives held as of September 30, 2013 and December 31, 2012 were classified as Level 2 of the fair value hierarchy.

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				September 30, 2013
Assets
Derivative financial instruments	$—	$10,738	$—	$10,738
Liabilities
Derivative financial instruments	$—	$9,858	$—	$9,858

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at
				December 31, 2012
Assets
Derivative financial instruments	$—	$288	$—	$288
Liabilities
Derivative financial instruments	$—	$21,423	$—	$21,423

The fair value estimates presented herein are based on information available to management as of September 30, 2013 and December 31, 2012.  These estimates are not necessarily indicative of the amounts MAALP could ultimately realize.  See also discussions in "Financial Statements – Notes to Consolidated Financial Statements", Note 8.

10.           Recent Accounting Pronouncements

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income, or AOCI, by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

11. Subsequent Events

Merger with Colonial Properties Trust

On October 1, 2013, MAA completed its previously announced merger with Colonial. Pursuant to the merger agreement, Martha Merger Sub, LP, or OP Merger Sub, a wholly-owned indirect subsidiary of MAALP, merged with and into Colonial LP, with Colonial LP being the surviving entity of the merger and becoming a wholly-owned indirect subsidiary of MAALP, which is referred to as the partnership merger. The partnership merger was part of the transactions contemplated by the previously announced agreement and plan of merger entered into on June 3, 2013 among MAA, the general partner of MAALP, MAALP, OP Merger Sub, Colonial, the general partner of Colonial LP, and Colonial LP pursuant to which MAA and Colonial combined through a merger of Colonial with and into MAA, with MAA surviving the merger, which is referred to as the parent merger. Under the terms of the merger agreement, each Colonial common share was converted into the right to receive 0.36 of a newly issued share of MAA common stock. In addition, each limited partner interest in Colonial LP designated as a “Class A Unit” and a “Partnership Unit” under the limited partnership agreement of Colonial LP, which we refer to in this filing as Colonial LP units, issued and outstanding immediately prior to the effectiveness of the partnership merger was converted into common units in MAALP using the 0.36 conversion rate.

The net assets and results of operations of Colonial will be included in MAA's and MAALP's consolidated financial statements from the closing date and will be presented in MAA's and MAALP's Form 10-K filing for the year ended December 31, 2013. During the nine months ended September 30, 2013, MAALP incurred total merger related expenses of $11.3 million, which is included in the Condensed Consolidated Statement of Operations in the line item, "Merger related expenses".

MAALP is required to account for the parent merger under the Business Combinations accounting guidance, which generally requires the acquirer to record all of the assets acquired and liabilities assumed at fair value. The value of the transaction was approximately $2.2 billion, substantially all of which was based on a total of 31,916,765 additional MAA shares and 2,574,631 common units in MAALP issued on October 1, 2013 as a result of this merger, valued at $62.56 per share and unit, the opening stock price of MAA common stock on the closing date. MAALP is in the process of determining the allocation of the purchase price to the assets acquired and liabilities assumed, but as of November 7, 2013, the initial accounting for the business combination has not been completed. MAA has not yet determined the final allocations for acquired property, equipment, intangible assets, and liabilities assumed. The required disclosures will be included in MAA's and MAALP's form 10-K filing for the year ended December 31, 2013.

Acquisition Activity

On November 1, 2013, we closed on the purchase of the 251-unit Haven at Celebrate II apartment community located in Fredericksburg, Virginia.

Disposition Activity

On October 31, 2013, we closed on the sale of Whispering Pines, a 216-unit apartment community located in LaGrange, GA.

Financings

On October 1, 2013 in connection with the consummation of the Merger, MAALP assumed from Colonial LP and amended the U.S. Bank Term Loan Agreement, or the U.S. Bank Loan Agreement, with various lenders and with U.S. Bank National Association as joint lead arranger and administrative agent and with PNC Capital Markets as joint lead arranger.

On October 1, 2013, MAALP also assumed from Colonial LP and amended the Wells Fargo Term Loan Agreement, or the Wells Loan Agreement, with various lenders and with Wells Fargo Bank National Association, or Wells Fargo, as lead arranger and administrative agent.

On October 1, 2013, MAALP, Wells Fargo, and Colonial LP entered into four Novation Confirmations, pursuant to which certain swap agreements originally entered into by Colonial LP were transferred to MAALP.

On October 8, 2013, MAALP settled the three forward swaps, resulting in cash proceeds of approximately $9.6 million.

On October 16, 2013, MAALP issued and sold $350 million in aggregate principal amount of 4.300% Senior Notes due 2023 at a price of 99.047% of the principal amount.

Partnership Agreement

On October 1, 2013, MAALP executed the Third Amended and Restated Agreement of Limited Partnership, which replaced the Second Amended and Restated Agreement of Limited Partnership.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report.  Historical results and trends that might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

Forward Looking Statements

We consider this and other sections of this Quarterly Report on Form 10-Q to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, joint venture activity, development and renovation activity as well as other capital expenditures, capital raising activities, rent and expense growth, occupancy, financing activities and interest rate and other economic expectations and statements about the benefits of the Merger. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such forward-looking statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward looking statements:

•	inability to generate sufficient cash flows due to market conditions, changes in supply and/or demand, competition, uninsured losses, changes in tax and housing laws, or other factors;

•	difficulty in integrating Colonial’s operations, systems and personnel with ours;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	failure of development communities to be completed, if at all, on a timely basis or to lease-up as anticipated;

•	inability of a joint venture to perform as expected;

•	inability to acquire additional or dispose of existing apartment units on favorable economic terms;

•	unexpected capital needs;

•	increasing real estate taxes and insurance costs;

•	losses from catastrophes in excess of MAA’s insurance coverage;

•	inability to acquire funding through the capital markets;

•
the availability of credit, including mortgage financing, and the liquidity of the debt markets, including a material deterioration of the financial condition of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

•
inability to replace financing with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation should their investment in the multifamily industry decrease or cease to exist;

•	changes in interest rate levels, including that of variable rate debt, which are extensively used by MAA;

•	loss of hedge accounting treatment for interest rate swaps or interest rate caps;

•	the continuation of the good credit of MAA’s interest rate swap and cap providers;

•	inability to meet loan covenants;

•	significant decline in market value of real estate serving as collateral for mortgage obligations;

•	inability to pay required distributions to maintain MAA's REIT status due to required debt payments or otherwise;

•	significant change in the mortgage financing market that would cause single-family housing, either as an owned or rental product, to become a more significant competitive product;

•	imposition of federal taxes if MAA fails to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, in any taxable year or foregone opportunities to ensure REIT status;

•	inability to attract and retain qualified personnel;

•	potential liability for environmental contamination;

•	adverse legislative or regulatory tax changes; and

•	litigation and compliance costs associated with laws requiring access for disabled persons

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions listed below are most important to the portrayal of our financial condition and results of operations because they require the greatest subjective determinations and form the basis of accounting policies deemed to be most critical. These critical accounting policies include revenue recognition, capitalization of expenditures and depreciation and amortization of assets, impairment of long-lived assets, including goodwill, acquisition of real estate assets and fair value of derivative financial instruments.

Revenue Recognition and Real Estate Sales

We lease multifamily residential apartments under operating leases primarily with terms of one year or less. Rental revenues are recognized using a method that represents a straight-line basis over the term of the lease and other revenues are recorded when earned.

We record gains and losses on real estate sales in accordance with accounting standards governing the sale of real estate. For sale transactions meeting the requirements for the full accrual method, we remove the assets and liabilities from our Consolidated Balance Sheets and record the gain or loss in the period the transaction closes. For properties contributed to our joint ventures, we record gains on the partial sale in proportion to the outside partners' interest in the joint venture.

Capitalization of expenditures and depreciation and amortization of assets

We carry real estate assets at depreciated cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, 5 years for furniture, fixtures, and equipment, 3 to 5 years for computers and software, 5 years amortization for acquired retail leases, and 6 months amortization for acquired residential leases, all of which are subjective determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized.

Development costs are capitalized in accordance with accounting standards for costs and initial rental operations of real estate projects and standards for the capitalization of interest cost, real estate taxes and personnel expense.

Impairment of long-lived assets, including goodwill

We account for long-lived assets in accordance with the provisions of accounting standards for the impairment or disposal on long-lived assets and evaluate our goodwill for impairment under accounting standards for goodwill and other intangible assets. We evaluate goodwill for impairment on at least an annual basis, or more frequently if a goodwill impairment indicator is identified. We periodically evaluate long-lived assets, including investments in real estate and goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions and legal factors.

Long-lived assets, such as real estate assets, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss for goodwill is recognized to the extent that the carrying amount exceeds the implied fair value of goodwill. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. In the apartment industry, the primary method used for determining fair value is to divide annual operating cash flows by an appropriate capitalization rate. We determine the appropriate capitalization rate by reviewing the prevailing rates in a property's market or submarket. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with accounting standards for business combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Acquisition of real estate assets

We account for our acquisitions of investments in real estate in accordance with ASC 805-10, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and furniture, fixtures and equipment, and identified intangible assets, consisting of the value of in-place leases.

We allocate the purchase price to the fair value of the tangible assets of an acquired property determined by valuing the property as if it were vacant, based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. These methods include using stabilized NOI and market specific capitalization and discount rates.

In allocating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on current rent rates and time and cost to lease a unit. Management concluded that the residential leases acquired on each of its property acquisitions are approximately at market rates since the residential lease terms generally do not extend beyond one year.

Our policy is to expense the costs incurred to acquire properties in the period these costs occur. Acquisition costs include appraisal fees, title fees, broker fees, and other legal costs to acquire the property. These costs are recorded in our Statement of Operations under the line Acquisition expenses.

Fair value of derivative financial instruments

We utilize certain derivative financial instruments, primarily interest rate swaps and interest rate caps, during the normal course of business to manage, or hedge, the interest rate risk associated with our variable rate debt or as hedges in anticipation of future debt transactions to manage well-defined interest rate risk associated with the transaction.

In order for a derivative contract to be designated as a hedging instrument, changes in the hedging instrument must be highly effective at offsetting changes in the hedged item. The historical correlation of the hedging instruments and the underlying hedged items are assessed before entering into the hedging relationship and on a quarterly basis thereafter, and have been found to be highly effective.

We measure ineffectiveness using the change in the variable cash flows method or the hypothetical derivative method for interest rate swaps and the hypothetical derivative method for interest rate caps for each reporting period through the term of the hedging instruments. Any amounts determined to be ineffective are recorded in earnings. The change in fair value of the interest rate swaps and the intrinsic value or fair value of interest rate caps designated as cash flow hedges are recorded to accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Additionally, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Changes in the fair values of our derivatives are primarily the result of fluctuations in interest rates. See Notes 8 and 9 of the accompanying Condensed Consolidated Financial Statements.

Overview of the Three Months Ended September 30, 2013

On September 16, 2013, MAA transferred its ownership of all wholly-owned properties to MAALP in exchange for OP Units. In accordance with entities under common control guidance within ASC 805, Business Combinations, MAALP has accounted for these properties at MAA's historical bases and has retrospectively adjusted the financial statements herein as if the transfer of properties had occurred on January 1, 2012, the beginning of the earliest period presented herein. All discussions below reflect the retrospectively adjusted financial statements.

We experienced an increase in income from continuing operations before non-operating items for the three months ended September 30, 2013 over the three months ended September 30, 2012 as increases in revenues outpaced increases in property operating expenses. The increases in revenues came from a 5.0% increase in our large market same store segment, a 2.8% increase in our secondary market same store segment, both of which are driven by increased average rent per unit, and a 84.4% increase in our non-same store and other segment, which was primarily a result of acquisitions. Our same store portfolio represents those communities that have been held and have been stabilized for at least 12 months. Communities excluded from the same store portfolio would include recent acquisitions, communities being developed or in lease-up, communities undergoing extensive renovations/redevelopment, and communities approved for disposition by the Board of Directors.

As of September 30, 2013, our wholly-owned portfolio consisted of 47,187 apartment units in 156 communities, compared to 47,685 apartment units in 160 communities at September 30, 2012. For these communities, the average effective rent per apartment unit, excluding units in lease-up, increased to $891 per unit at September 30, 2013 from $854 per unit at September 30, 2012.  For these same communities, overall occupancy at September 30, 2013 and 2012 was 96.3% and 96.0%, respectively. Average effective rent per unit is equal to the average of gross rent amounts after the effect of leasing concessions for occupied units plus prevalent market rates asked for unoccupied units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent is a helpful measurement in evaluating average pricing. It does not represent actual rental revenue collected per unit.

Effective October 1, 2013, pursuant to the Agreement and Plan of Merger, dated as of June 3, 2013, an indirect, wholly-owned subsidiary of MAALP merged with and into Colonial LP, with Colonial LP surviving the merger, and, immediately following the partnership merger, Colonial merged with and into MAA, with MAA surviving the merger. The combined company will operate under the name "MAA" and will be run by our existing management team. For additional information, see Note 11 to the financial statements. All other footnotes contained in this Form 10-Q have been prepared as of September 30, 2013.

The following is a discussion of our consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 2013 and 2012.  This discussion should be read in conjunction with all of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three-Month Period Ended September 30, 2013 to the Three-Month Period Ended September 30, 2012

Property revenues for the three months ended September 30, 2013 were approximately $136.3 million, an increase of approximately $13.3 million from the three months ended September 30, 2012 due to (i) a $3.1 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $1.4 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $8.8 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2013 were approximately $56.2 million, an increase of approximately $4.9 million from the three months ended September 30, 2012 due primarily to (i) an increase in property operating expenses of $0.7 million from our large market same store group, (ii) an increase in property operating expenses of $0.9 million from our secondary market same store group, and (iii) an increase in property operating expenses of $3.3 million from our non-same store and other group, primarily as a result of acquisitions. The increases in property operating expenses in the large market same store group and secondary market same store group are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the three months ended September 30, 2013 was approximately $33.0 million, an increase of approximately $2.0 million from the three months ended September 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.2 million from our large market same store group, (ii) an increase of $0.3 million from our secondary market same store group, and (iii) an increase of $1.5 million from our non-same store and other group, mainly as a result of acquisitions.

Merger related expenses for the pending acquisition of Colonial for the three months ended September 30, 2013 were approximately $5.6 million. We did not incur any merger relate expenses during the three months ended September 30, 2012.

Interest expense increased by approximately $0.4 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $71.8 million. This increase is partially offset by a decrease in the average interest rate from 3.7% to 3.2%.

We recorded a gain on sale of four properties presented in discontinued operations of $28.8 million for the three months ended September 30, 2013 and a gain on sale of five properties in discontinued operations of $16.1 million for the three months ended September 30, 2012.

Primarily as a result of the foregoing, net income available for Mid-America Apartments, L.P. common unitholders increased by approximately $14.2 million in the three months ended September 30, 2013 from the three months ended September 30, 2012.

Comparison of the Nine-Month Period Ended September 30, 2013 to the Nine-Month Period Ended September 30, 2012

Property revenues for the nine months ended September 30, 2013 were approximately $397.8 million, an increase of approximately $45.5 million from the nine months ended September 30, 2012 due to (i) a $9.8 million increase in property revenues from our large market same store group primarily as a result of an increase in average rent per unit, (ii) a $4.8 million increase in property revenues from our secondary market same store group primarily as a result of an increase in average rent per unit, and (iii) a $30.9 million increase in property revenues from our non-same store and other group, primarily as a result of acquisitions. See further discussion on revenue growth in the Trends section below.

Property operating expenses include costs for property personnel, property personnel bonuses, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and depreciation and amortization. Property operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2013 were approximately $160.4 million, an increase of approximately $14.3 million from the nine months ended September 30, 2012 due primarily to (i) an increase in property operating expenses of $1.8 million from our large market same store group, (ii) an increase in property operating expenses of $1.3 million from our secondary market same store group, and (iii) an increase in property operating expenses of $11.2 million from our non-same store and other group, primarily as a result of acquisitions. The increases in property operating expenses in the large market same store group and secondary market same store group are mainly the result of increases in real estate taxes. Other increases are the result of normal operating costs.

Depreciation and amortization expense for the nine months ended September 30, 2013 was approximately $97.9 million, an increase of approximately $8.2 million from the nine months ended September 30, 2012 primarily due to (i) an increase in depreciation and amortization expense of $0.4 million from our large market same store group, (ii) an increase of $0.3 million from our secondary market same store group, and (iii) an increase of $7.5 million from our non-same store and other group, mainly as a result of acquisitions.

Merger related expenses for the pending acquisition of Colonial for the nine months ended September 30, 2013 were approximately $11.3 million. We did not incur any merger relate expenses during the nine months ended September 30, 2012.

Interest expense increased by approximately $3.3 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of an increase in our average debt outstanding of approximately $94.3 million. This increase is partially offset by a decrease in the average interest rate from 3.7% to 3.2%.

We recorded a gain on sale of seven properties and nine properties presented in discontinued operations of $60.6 million and $38.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Primarily as a result of the foregoing, net income available for Mid-America Apartments, L.P. common unitholders increased by approximately $31.3 million in the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

Funds From Operations and Net Income

Funds from operations, or FFO, represents net income (computed in accordance with GAAP) excluding extraordinary items, net income attributable to noncontrolling interest, asset impairment, gains or losses on disposition of real estate assets, plus depreciation and amortization of real estate, and adjustments for joint ventures to reflect FFO on the same basis. This definition of FFO is in accordance with the National Association of Real Estate Investment Trusts, or NAREIT, definition. Disposition of real estate assets includes sales of discontinued operations.

FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that FFO is helpful to investors in understanding our operating performance in that such calculation excludes depreciation and amortization expense on real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. Our calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table is a reconciliation of FFO to net income available for Mid-America Apartments, L.P. common unitholders for the three- and nine-month periods ended September 30, 2013, and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available for Mid-America Apartments, L.P. common unitholders	$46,075	$31,882	$117,368	$86,038
Depreciation and amortization of real estate assets	32,422	30,423	96,157	87,964
Depreciation and amortization of real estate assets of discontinued operations	110	1,184	1,620	4,945
Gain on sales of discontinued operations	(28,806)	(16,092)	(60,585)	(38,474)
Depreciation and amortization of real estate assets of real estate joint ventures	253	442	914	1,437
Funds from operations	$50,054	$47,839	$155,474	$141,910

FFO for the three- and nine-month periods ended September 30, 2013 increased by approximately $2.2 million and $13.6 million, respectively, from the three- and nine-month periods ended September 30, 2012 primarily as a result of the increases in property revenues of approximately $13.3 million and $45.5 million discussed above that were only partially offset by the $4.9 million and $14.3 million increase in property operating expenses, excluding depreciation and amortization. FFO is also reduced by the $5.6 million and $11.3 million in merger related expenses for the three and nine months ended September 30, 2013.

Trends

During the three-month period ended September 30, 2013, rental demand for apartments was strong, as it was throughout 2012 and the first two quarters of 2013. This strength was evident on two fronts: same store physical occupancy during the quarter ended September 30, 2013 increased as compared to the quarter ended September 30, 2012, averaging 96.3% for the current quarter and 96.0% for the same quarter last year; and average pricing on both new leases and renewals signed during the three-month period ended September 30, 2013 was higher as compared to the three-month period ended June 30, 2013 and the three-month period ended September 30, 2012. We have maintained this momentum despite job formation, one of the primary drivers of apartment demand, continuing to increase at a below average pace.

An important part of our portfolio strategy is to maintain a broad diversity of markets across the Sunbelt region of the United States. The diversity of markets tends to mitigate exposure to economic issues in any one geographic market or area. We believe that a well-diversified portfolio, including both large and select secondary markets, will perform well in “up” cycles as well as weather “down” cycles better. As of September 30, 2013, we were invested in approximately 45 defined Metropolitan Statistical Areas, with 54% of our gross assets in large markets and 46% of our gross assets in select secondary markets.

New supply of rental units entering the market remained below historical new supply delivery averages, but multifamily permitting did pick up in 2012 and has continued into 2013. We believe this permitting will ultimately lead to an increase in supply, but also believe the lack of new apartments in recent years combined with demand from new households will help keep supply and demand in balance. Competition from condominiums reverting back to rental units, or new condominiums being converted to rental, was not a major factor in our portfolio because most of our submarkets have not been primary areas for condominium development. We have found the same to be true for rental competition from single family homes. We have avoided committing a significant amount of capital to markets or submarkets where most of the excessive inflation in house prices has occurred. We saw significant rental competition from condominiums or single family houses in only a few of our submarkets.

Our focus continues to be on increasing pricing where possible through our revenue management system, while maintaining strong physical occupancy. Through these efforts, same store effective monthly rent per unit for the three-month period ended September 30, 2013 increased by 3.4% from the three-month period ended September 30, 2012. With strong occupancy in place as we enter the winter leasing season, we believe we will be able to maximize the market’s pricing potential in the fourth quarter.

Overall same store revenues increased 4.0% for the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012. This increase was primarily due to rising rents, and helped by increases in ancillary income. Although new multifamily development is occurring, we believe the permitting data so far suggests that levels will remain below pre-recession deliveries, although there can be no assurance in this regard. Also, we believe that more sustainable credit terms for residential mortgages should work to favor rental demand at existing multi-family properties. Long term, we expect demographic trends (including the growth of prime age groups for rentals and immigration and population movement to the southeast and southwest) will continue to build apartment rental demand for our markets.

We continue to develop improved products, operating systems and procedures that we believe enable us to capture more revenues. The continued benefit of ancillary services (such as our cable saver and deposit saver programs), improved collections and utility reimbursements enable us to capture increased revenue dollars. We also actively work on improving processes and products to reduce expenses, such as new web-sites and internet access for our residents that enable them to transact their business with us more simply and effectively.

Liquidity and Capital Resources

Net cash flow provided by operating activities increased to $168.3 million for the nine months ended September 30, 2013 from $156.9 million for the nine months ended September 30, 2012. This increase is mainly a result of cash inflows from property operations resulting from a $45.5 million increase in property revenues for the nine months ended September 30, 2013 from the nine months ended September 30, 2012, which was partially offset by a $14.3 million increase in property operating expenses, excluding depreciation and amortization and other incremental operating expenses, in total over the same period. The change is also due to the timing of payments of operating liabilities.

Net cash used in investing activities was approximately $111.0 million during the nine months ended September 30, 2013 compared to $310.6 million during the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we had $89.9 million in cash outflows for property acquisitions. We had $314.9 million in cash outflows for property acquisitions for the nine months ended September 30, 2012. We also had cash outflows of $35.5 million related to normal capital expenditures for the nine months ended September 30, 2013 compared to $36.6 million for the nine months ended September 30, 2012. We also had cash outflows of $26.1 million related to development activities during the nine months ended September 30, 2013 compared to approximately $54.2 million for the nine months ended September 30, 2012.  In addition to acquisition costs and development costs, we had outflows of $8.6 million for renovations to existing real estate assets during the nine months ended September 30, 2013, compared to $11.1 million for the nine months ended September 30, 2012. We received approximately $102.2 million related to the disposition of five properties during the nine months ended September 30, 2013 compared to receiving approximately $97.1 million related to the disposition of four properties during the nine months ended September 30, 2012. We received approximately $8.3 million during the nine months ended September 30, 2013 as distributions from our joint ventures compared to $11.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we had approximately $57.4 million in cash outflows related to funding of escrow for exchange acquisitions. We did not have any cash outflows related to funding of escrow for future acquisitions during the nine months ended September 30, 2012.

Net cash used in financing activities was approximately $114.8 million for the nine months ended September 30, 2013, compared to $109.8 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received net proceeds of approximately $25.0 million primarily from the issuance of shares of common stock through MAA's ATM program and the optional cash purchase feature of our DRSPP. During the nine months ended September 30, 2012, we received proceeds of approximately $174.0 million from the issuance of shares of MAA common stock through the March 2, 2012 public offering and the optional cash purchase feature of our DRSPP. In connection with any issuance by MAA, MAALP issues OP units to MAA equal to the number of shares issued by MAA in exchange for the net proceeds received from these transactions. We used a portion of the proceeds to fund partially the pay down of our credit lines during the nine months ended September 30, 2012. MAA currently has 4,134,989 shares remaining under MAA's ATM program. We paid down approximately $168.3 million and $24.2 million of debt in the nine months ended September 30, 2013 and 2012, respectively, primarily due to cash outflows for the reduction in outstanding debt in the FNMA credit facility.

The weighted average interest rate at September 30, 2013 for the $1.1 billion of secured debt outstanding was 3.5%, compared to the weighted average interest rate of 3.9% on $1.2 billion of secured debt outstanding at September 30, 2012.  The weighted average interest rate at September 30, 2013 for the $810 million of unsecured debt was 2.7% compared to the weighted average interest rate of 3.4% on $514 million of unsecured debt outstanding at September 30, 2012.  We utilize both conventional and tax exempt debt to help finance our activities. Borrowings are made through individual property mortgages as well as company-wide credit facilities and bond placements. We utilize fixed rate borrowings, interest rate swaps and interest rate caps to manage our current and future interest rate risk. More details on our borrowings can be found in the schedules presented later in this section.

On March 1, 2012, we entered into a $150 million unsecured term loan agreement with a syndicate of banks led by KeyBank and J.P. Morgan at a rate of LIBOR plus a spread of 1.40% to 2.15% based on a leveraged based pricing grid and a maturity date of March 1, 2017. We had borrowings of $150 million outstanding under this agreement at September 30, 2013. In July 2012, we received an investment grade rating (Baa2) from Moody's pricing service, which reduced the variable rate to LIBOR plus a spread of 1.10% to 2.05% based on an investment grade ratings grid.

On August 31, 2012, we issued $175 million of Senior Unsecured Notes to be funded at three separate times. The notes were offered in a private placement with four tranches: $18 million at 3.15% maturing on November 30, 2017; $20 million at 3.61% maturing on November 30, 2019; $117 million at 4.17% maturing on November 30, 2022; and $20 million at 4.33% maturing on November 30, 2024. As of September 30, 2013, the full amount of the notes has been funded and is included in our Consolidated Balance Sheet.

On June 14, 2013, we entered into a $250 million term loan agreement with JPMorgan at a rate of LIBOR plus a spread of 1.30% on any outstanding borrowings. This agreement matures on June 14, 2014 although borrowings are only allowed to be drawn upon up until 60 days subsequent to the closing of the merger with Colonial. We had no borrowings under this agreement at September 30, 2013.

On August 7, 2013, we entered into a $500 million unsecured revolving credit facility agreement with KeyBank National Association and thirteen other banks. This agreement amends our previous unsecured credit facility with KeyBank. Interest is paid using an investment grade pricing grid using LIBOR plus a spread of 0.90% to 1.70%. As of September 30, 2013, we had $350 million borrowed under this facility.

Approximately 24% of our outstanding obligations at September 30, 2013 were borrowed through credit facilities with/or credit enhanced by FNMA, also referred to as the FNMA Facilities. The FNMA Facilities have a combined line limit of approximately $799.9 million, of which $453.9 million was collateralized and available to borrow at September 30, 2013. We had total borrowings outstanding under the FNMA Facilities of $453.9 million at September 30, 2013. Various tranches of the FNMA Facilities mature from 2013 through 2033. The FNMA Facilities provide for both fixed and variable rate borrowings. The interest rate on the majority of the variable portion is based on the FNMA Discount Mortgage Backed Security, or DMBS, rate, which are credit-enhanced by FNMA and are typically sold every 90 days by Prudential Mortgage Capital at interest rates approximating three-month LIBOR, less a spread that has averaged 0.17% over the life of the FNMA Facilities, plus a credit enhancement fee of 0.49% to 0.67%.

Approximately 11% of our outstanding obligations at September 30, 2013 were borrowed through a facility with/or credit enhanced by Freddie Mac, also referred to as the Freddie Mac Facility. The Freddie Mac Facility has a total line limit of $200.0 million, of which $198.2 million was collateralized and available to borrow at September 30, 2013. We had total borrowings outstanding under the Freddie Mac Facility of approximately $198.2 million at September 30, 2013. The Freddie Mac Facility matures in 2014. The interest rate on the Freddie Mac Facility renews every 30 or 90 days and is based on the Freddie Mac Reference Bill Rate on the date of renewal, which has historically approximated the equivalent one month or three month LIBOR, plus a credit enhancement fee of 0.65%. The Freddie Mac Reference Bill rate has traded consistently below LIBOR, and the historical average spread is 0.30% below LIBOR.

We also maintain a $500 million unsecured credit facility with nine banks led by KeyBank, which bears interest at one-month LIBOR plus a spread of 1.05% to 1.85% based on an investment pricing grid. This credit facility expires in November 2017 with a one year extension option. At September 30, 2013, we had $498.6 million available to be borrowed under this credit facility with $350 million borrowed. Approximately $1.4 million of this credit facility is used to support letters of credit.

Each of our credit facilities is subject to various covenants and conditions on usage, and the secured facilities are subject to periodic re-evaluation of collateral. If we were to fail to satisfy a condition to borrowing, the available credit under one or more of the facilities could not be drawn, which could adversely affect our liquidity. In the event of a reduction in real estate values, the amount of available credit could be reduced. Moreover, if we were to fail to make a payment or violate a covenant under a credit facility, one or more of our lenders could declare a default after applicable cure periods, accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing such facilities.  A default on an obligation to repay outstanding debt could also create a cross default on a separate piece of debt, whereby one or more of our lenders could accelerate the due date for repayment of all amounts outstanding and/or foreclose on properties securing the related facilities.  Any such event could have a material adverse effect. We believe we were in compliance with these covenants and conditions on usage at September 30, 2013.

The following schedule details the line limits, availability, outstanding balances and contract maturities of our various borrowings as of September 30, 2013 (dollars in thousands):

	Line Limit	Amount Collateralized and/or Available	Amount Borrowed	Average Years to Contract Maturity
Fannie Mae Credit Facilities	$799,938	$453,938	$453,938	6.1
Freddie Mac Credit Facilities	200,000	198,247	198,247	0.8
Other Secured Borrowings	398,017	398,017	398,017	5.4
Unsecured Credit Facility	500,000	498,637	350,000	3.9
Other Unsecured Borrowings	460,000	460,000	460,000	6.4
JPMorgan Term Loan	250,000	250,000	—	0.8
Total Debt	$2,607,955	$2,258,839	$1,860,202	5.0

As of September 30, 2013, we had entered into designated interest rate swaps totaling a notional amount of $559.0 million. To date, these swaps have proven to be highly effective hedges. We also entered into interest rate cap agreements totaling a notional amount of approximately $224.6 million as of September 30, 2013. Five major banks provide approximately 96% of our derivative fair value, all of which have investment grade ratings from Moody’s and Standard & Poor's.

The following schedule outlines our variable versus fixed rate debt, including the impact of interest rate swaps and caps, outstanding as of September 30, 2013 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Effective Rate
SECURED DEBT
Conventional - Fixed Rate or Swapped	$691,817	3.6	4.9%
Conventional - Variable Rate - Capped (1) (2)	213,136	2.4	0.9%
Tax-free – Variable Rate - Capped (1)	89,217	2.9	0.9%
Total Fixed or Hedged Rate Maturity	$994,170	3.3	3.7%
Conventional - Variable Rate	56,032	0.2	0.7%
Total Secured Rate Maturity	$1,050,202	3.1	3.5%
UNSECURED DEBT
Fixed Rate or Swapped	$460,000	6.4	3.8%
Variable Rate	350,000	0.1	1.3%
Total Unsecured Rate Maturity	$810,000	3.7	2.7%
TOTAL DEBT RATE MATURITY	$1,860,202	3.4	3.2%
TOTAL FIXED OR HEDGED DEBT RATE MATURITY	$1,454,170	4.3	3.7%

(1)	The effective rate represents the average rate on the underlying variable debt unless the cap rates are reached, which average 4.6% of LIBOR for conventional caps and 5.6% of SIFMA for tax-free caps.

(2)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

The following schedule outlines the contractual maturity dates of our total borrowings outstanding as of September 30, 2013 (in thousands):

	Credit Facility Amount Borrowed
Maturity	Fannie Mae Secured	Freddie Mac Secured	Key Bank Unsecured	Other Secured (1)	Other Unsecured	Total
2013	$—	$—	$—	$—	$—	$—
2014	17,936	198,247	—	34,460	—	250,643
2015	105,785	—	—	34,988	—	140,773
2016	80,000	—	—	15,200	—	95,200
2017	80,000	—	350,000	59,817	168,000	657,817
Thereafter	170,217	—	—	253,552	292,000	715,769
Total	$453,938	$198,247	$350,000	$398,017	$460,000	$1,860,202

(1)
Chart does not present the principal amortization of property mortgages with amortizing principal balances. The total outstanding balances for these mortgages are presented in the year of the contract's maturity. See cash obligation table below for debt maturity requirement by year including the amortization of these balances.

The following schedule outlines the interest rate maturities of our outstanding interest rate swap agreements and fixed rate debt along with our interest rate caps as of September 30, 2013 (dollars in thousands):

	Fixed	Interest	Total		Interest	Total
	Rate	Rate	Fixed Rate	Contract	Rate	Fixed or
	Debt	Swaps	Balances	Rate	Caps (1)	Hedged
2013	$—	$40,000	$40,000	4.8%	$—	$40,000
2014	34,460	144,000	178,460	5.1%	59,494	237,954
2015	34,988	75,000	109,988	5.6%	40,000	149,988
2016	—	—	—	—%	104,480	104,480
2017	127,817	150,000	277,817	2.7%	65,511	343,328
Thereafter	545,552	—	545,552	4.7%	32,868	578,420
Total	$742,817	$409,000	$1,151,817	4.4%	$302,353	$1,454,170

(1)	Includes a $15.2 million mortgage with an embedded cap at a 7% all-in interest rate.

We believe that we have adequate resources to fund our current operations, annual refurbishment of our properties, and incremental investment in new apartment properties. We rely on the efficient operation of the financial markets to finance debt maturities, and on FNMA and Freddie Mac, or the Agencies, who have now been placed into conservatorship by the United States government, and whose securities are now implicitly government-guaranteed. The Agencies provide credit enhancement for approximately $652 million of our outstanding debt through credit facilities as of September 30, 2013.

The interest rate markets for FNMA DMBS and Freddie Mac Reference Bills, which in our experience are highly liquid and highly correlated with three-month LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness.  Prudential Mortgage Capital, a delegated underwriting and servicing lender for Fannie Mae, markets 90-day Fannie Mae Discount Mortgage Backed Securities monthly, and is obligated to advance funds to us at DMBS rates plus a credit spread under the terms of the credit agreements between Prudential and us. Financial Federal, a Freddie Mac Program Plus Lender and Servicer, is obligated to advance funds under the terms of credit agreements between Financial Federal and us.

For the nine months ended September 30, 2013, our net cash provided by operating activities was above funding for normal capital improvements and distributions to unitholders by approximately $40.5 million. This compares to an excess of approximately $36.7 million for the nine months ended September 30, 2012. While we have sufficient liquidity to permit distributions at current rates through additional borrowings, if necessary, any significant deterioration in operations could result in our financial resources being insufficient to pay distributions to unitholders at the current rate, in which event we would be required to reduce the distribution rate.

The following table reflects our total contractual cash obligations as of September 30, 2013 (dollars in thousands):

Contractual Obligations (1)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt (2)	$1,905	$242,716	$525,323	$87,978	$162,322	$839,958	$1,860,202
Fixed Rate or Swapped Interest (3)	10,407	39,619	33,431	30,824	25,612	75,161	215,054
Purchase Obligations (4)	1,840	1,386	—	—	—	—	3,226
Operating Leases	2	9	7	6	6	—	30
Total	$14,154	$283,730	$558,761	$118,808	$187,940	$915,119	$2,078,512

(1)	Fixed rate and swapped interest are shown in this table. The average interest rates of variable rate debt are shown in preceding tables.

(2)	Represents principal payments.

(3)	Swapped interest is subject to the ineffective portion of cash flow hedges as described in Note 8 to the financial statements.

(4)	Represents development fees.

Off-Balance Sheet Arrangements

At September 30, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Mid-America Multifamily Fund II, LLC, or Fund II, was established to acquire $250 million of apartment communities with redevelopment upside offering value creation opportunity through capital improvements, operating enhancements and restructuring in-place financing. As of September 30, 2013, Fund II owned four properties. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with us or our related parties other than those disclosed in Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 in the second Current Report on Form 8-K filed by MAA with the SEC on March 22, 2013.

Our investment in Fund II is unconsolidated and is recorded using the equity method as we do not have a controlling interest.

Insurance

We renegotiated our insurance programs effective July 1, 2013. We believe that the property and casualty insurance program in place provides appropriate insurance coverage for financial protection against insurable risks such that any insurable loss experienced that can be reasonably anticipated would not have a significant impact on our liquidity, financial position or results of operations.

Inflation

Our resident leases at the apartment communities allow, at the time of renewal, for adjustments in the rent payable there under, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income, or AOCI, by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. We early adopted ASU 2013-02 for the annual period ended December 31, 2012. The adoption of ASU 2013-02 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives accounted for in accordance with FASB ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This ASU is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted ASU 2013-01 during the period ended March 31, 2013. The adoption of ASU 2013-01 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments change the wording, mainly for clarification, used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in ASU 2011-04. The amendments in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 for the interim and annual periods of fiscal year 2012. The adoption of ASU 2011-04 has not had a material impact on our consolidated financial condition or results of operations taken as a whole.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes associated with our credit facilities and other variable rate debt as well as refinancing risk on our fixed rate debt. Our involvement with derivative financial instruments is limited to managing our exposure to changes in interest rates and we do not expect to use them for trading or other speculative purposes.

There have been no material changes in our market risk as disclosed in the second Current Report on Form 8-K filed by MAA with the SEC on March 22, 2013, except for the changes as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section, which are incorporated by reference herein.

Item 4.   Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

None.

Item 1A.   Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business prospects, results of operations or financial condition could suffer, the market price of MAA's common stock (for which our OP Units may be exchanged) and the trading price of our debt securities could decline and you could lose all or part of your investment in our securities.

Risks relating to the Colonial Merger

We have incurred and expect to incur substantial expenses related to the Merger.
We have incurred and expect to incur substantial expenses in connection with the Merger and integrating Colonial’s business, operations, networks, systems, technologies, policies and procedures with ours. There are a large number of systems that must be integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, fixed assets and financial reporting. Moreover, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the Colonial Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.
We may be unable to integrate Colonial’s businesses with ours successfully or realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe.
Because Colonial was a public company, we expect to benefit from the elimination of duplicative costs associated with supporting Colonial’s public company platform and the leveraging of our technology and systems. These savings are expected to be realized upon full integration, which is expected to occur over the 18-month period following the closing of the Merger. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of Colonial with our business practices and operations. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Colonial with ours in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with Colonial, CRLP or the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Colonial’s operations with our operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business, results of operations, financial condition and prospects.
We may be unable to retain key employees as a result of the Merger.
Our success will depend in part upon the ability to retain key former employees of Colonial, as well as our key employees. Key employees may depart because of, among other things, issues relating to the combination of the two companies, uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.
The Merger resulted in changes to MAA’s board of directors that may affect our strategy going forward.
The composition of MAA’s board of directors changed as a result of the Merger. MAA’s board of directors now consists of twelve members, including all seven directors from MAA’s board of directors prior to the Merger and five directors who were members of the Colonial board of trustees prior to the Merger. Because MAA is the Operating Partnership’s general partner and therefore controls the Operating Partnership, this new composition of MAA’s board of directors may affect the Operating Partnership’s business strategy and operations going forward.
Our future results will suffer if we do not effectively manage our expanded operations following the Merger.
We have expanded our operations as a result of the Merger and intend to continue to expand our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage the integration of the Colonial operations and our expansion opportunities, each of which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize any operating efficiencies, cost savings, revenue enhancements, synergies or other benefits from any future acquisitions we may complete.

MAA may incur adverse tax consequences if Colonial failed to qualify as a REIT for U.S. federal income tax purposes and if that occurs, it may have a material adverse effect on the Operating Partnership’s consolidated results of operations and financial condition.
Prior to the Merger, Colonial operated in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As discussed in Exhibit 99.1 to MAA’s Current Report on Form 8-K filed with the SEC on September 16, 2013, qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations and Colonial’s qualification as a REIT prior to the Merger was generally subject to the same requirements, risks and uncertainties as described in such Exhibit 99.1. Moreover, the complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as MAA does and Colonial did prior to the Colonial Merger). The determination of various factual matters and circumstances not entirely within a REIT’s control may affect its ability to qualify as a REIT.
If Colonial is determined to have lost its REIT status at any time prior to the Merger, MAA will face serious tax consequences and material tax liabilities. Because MAA owns no material assets other than its ownership interest in the Operating Partnership, the Operating Partnership and its subsidiaries would likely be required to provide cash to MAA to satisfy any such tax liabilities, which would substantially reduce the Operating Partnership’s available cash, including cash available to pay its indebtedness or make distributions to limited partners because, among other things:

•
MAA would be required to pay U.S. federal income tax on Colonial’s prior net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, Colonial would not be allowed a deduction for dividends paid to its former shareholders in computing its taxable income);

•	Colonial could be subject to the federal alternative minimum tax and possibly increased state and local taxes for such periods; and

•
unless Colonial is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified.

MAA is liable for any taxes payable by Colonial for any periods prior to the Merger. In addition, if Colonial failed to qualify as a REIT but MAA nonetheless qualified as a REIT, in the event of a taxable disposition of a former Colonial asset during the ten years following the Colonial Merger MAA would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the date of the Merger. In addition, under the “investment company” rules under Section 368 of the Code, if both MAA and Colonial were “investment companies” under such rules, the failure of either Colonial or MAA to have qualified as a REIT could cause the Merger to be taxable to MAA and its shareholders. As a result of all these factors, Colonial’s failure to have qualified as a REIT could jeopardize MAA’s qualification as a REIT and require us to provide material amounts of cash to MAA to satisfy its additional tax liabilities and therefore have a material adverse effect on our financial condition, results of operations, business and prospects and our ability to make payments on our indebtedness or distributions to limited partners.
Risks Related to Our Real Estate Investments and Our Operations
Economic slowdown in the United States and downturns in the housing and real estate markets may adversely affect our financial condition and results of operations

There have been significant declines in economic growth, both in the United States and globally. Both the real estate industry and the broader United States economy have experienced unfavorable conditions which adversely affected our business. Although our industry and the United States economy showed signs of improvement in 2012 and the first three quarters of 2013, we cannot accurately predict that market conditions will continue to improve in the near future or that our financial condition and results of operations will not continue to be adversely affected. Factors such as weakened economies and related reduction in spending, falling home prices and job losses, price volatility, and/or dislocations and liquidity disruptions in the financial and credit markets could, among other things, impede the ability of our tenants and other parties with which we conduct business to perform their contractual obligations, which could lead to an increase in defaults by our tenants and other contracting parties, which could adversely affect our revenues. Furthermore, our ability to lease our properties at favorable rates, or at all, could be adversely affected by increases in supply and deterioration in multifamily markets and is partially dependent upon the overall level of spending in the economy, which is adversely affected by, among other things, job losses and unemployment levels, recession, personal debt levels, downturns in the housing market, stock market volatility and uncertainty about the future. With regard to our ability to lease our multifamily properties, the increasing rental of excess for-sale condominiums and single family homes, which increases the supply of multifamily units and housing alternatives, may reduce our ability to lease our multifamily units and depress rental rates in certain markets. When we experience a downturn, we cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets remain weak over extended periods of time or deteriorate significantly, our ability to lease our properties or our ability to increase or maintain rental rates in certain markets may weaken, which would adversely affect our revenues.
Failure to generate sufficient cash flows could limit our ability to make payments on our debt and to make distributions

Our ability to make payments on our debt and to make distributions depends on our ability to generate cash flow in excess of capital expenditure requirements and/or to have access to the markets for debt and equity financing. Funds from operations and the value of our apartment communities may be insufficient because of factors that are beyond our control. Such events or conditions could include:

•	competition from other apartment communities;

•
overbuilding of new apartment units or oversupply of available apartment units in our markets, which might adversely affect apartment occupancy or rental rates and/or require rent concessions in order to lease apartment units;

•	conversion of condominiums and single family houses to rental use;

•	weakness in the overall economy which lowers job growth and the associated demand for apartment housing;

•	increases in operating costs (including real estate taxes and insurance premiums) due to inflation and other factors, which may not be offset by increased rents;

•	inability to initially, or subsequently after lease terminations, rent apartments on favorable economic terms;

•	inability to complete or lease-up development communities on a timely basis, if at all;

•	changes in governmental regulations and the related costs of compliance;

•	changes in laws including, but not limited to, tax laws and housing laws including the enactment of rent control laws or other laws regulating multifamily housing;

•	withdrawal of government support of apartment financing through its financial backing of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation;

•	an uninsured loss, including those resulting from a catastrophic storm, earthquake, or act of terrorism;

•
changes in interest rate levels and the availability of financing, borrower credit standards, and down-payment requirements which could lead renters to purchase homes (if interest rates decrease and home loans are more readily available) or increase our acquisition and operating costs (if interest rates increase and financing is less readily available); and

•	the relative illiquidity of real estate investments.

At times, we rely on external funding sources to fully fund the payment of distributions to unitholders and our capital investment program, including our existing property expansion developments. While we believe we have sufficient liquidity to permit distributions on our OP units at current rates through additional borrowings, if necessary, any significant and sustained deterioration in operations could result in our financial resources being insufficient to make payments on our debt and to make distributions at the current rate, in which event we would be required to reduce the distribution rate. Any decline in our funds from operations could adversely affect our ability to make distributions and to meet our loan covenants.
We may be adversely affected by new laws and regulations

The current United States administration and Congress have enacted, or called for consideration of, proposals relating to a variety of issues, including with respect to health care, financial regulation reform, climate control, executive compensation and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty what level of impact specific proposals could have on us.
Certain rulemaking and administrative efforts that may have an impact on us focus principally on the areas perceived as contributing to the global financial crisis and the continuing economic downturn. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses. The federal legislative response in this area has culminated most recently in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities; thus, the impact on us may not be known for an extended period of time. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.

Changing laws, regulations and standards relating to corporate governance and public disclosure in particular, including certain provisions of the Dodd-Frank Act and the rules and regulations promulgated thereunder, have created uncertainty for public companies like ours and could significantly increase the costs and risks associated with accessing the United States public markets. Because we are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure, our management team will need to devote significant time and financial resources to comply with these evolving standards for public companies. We intend to continue to invest appropriate resources to comply with both existing and evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
New acquisitions may fail to perform as expected, and failure to integrate acquired communities and new personnel could create inefficiencies
We intend to actively acquire and improve multifamily communities for rental operations. We may underestimate the costs necessary to bring an acquired community up to standards established for our intended market position. Additionally, to grow successfully, we must be able to apply our experience in managing our existing portfolio of apartment communities to a larger number of properties. We must also be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our overall results of operations.
We may not be able to sell communities when appropriate
Real estate investments are relatively illiquid and generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. Further, we own seven communities, which are subject to restrictions on sale and are required to be exchanged through a 1031b tax-free exchange, unless we pay the tax liability of the contributing partners. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service our debt and make distributions.
Environmental problems are possible and can be costly
Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such community. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.
Over the past several years, there have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We cannot be assured that existing environmental assessments of our communities reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist.
Changes in the system for establishing United States accounting standards may materially and adversely affect our reported results of operations

Accounting for public companies in the United States has historically been conducted in accordance with GAAP, which is established by the Financial Accounting Standards Board, or FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board, or IASB, is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards, or IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

IFRS differs in material respects from GAAP. Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP. “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.

It is unclear at this time if or how the SEC will transition from GAAP to IFRS. Switching to a new method of accounting and adopting IFRS will be a complex undertaking. We may need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not known, the magnitude of costs associated with this conversion is uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted. Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
Losses from catastrophes may exceed our insurance coverage
We carry comprehensive liability and property insurance on our communities and intend to obtain similar coverage for communities we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace or rebuild a property after it has been damaged or destroyed.

Increasing real estate taxes and insurance costs may negatively impact operating results
As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our apartment communities is a significant component of expense. Real estate taxes and insurance premiums are subject to significant increases and fluctuations, which are, in large part, outside of our control. If the costs associated with real estate taxes and insurance should rise, our operating results could be negatively impacted, and our ability to service our debts and make distributions could be adversely affected.
We may experience increased costs arising from health care reform

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.
Property insurance limits may be inadequate, and deductibles may be significant in the event of a catastrophic loss or a series of major losses, which may cause a breach of loan covenants
We have a significant proportion of our assets in areas exposed to windstorms and to the New Madrid seismic zone. A major wind or earthquake loss, or series of losses, could require that we pay significant deductibles as well as additional amounts above the per occurrence limit of our insurance for these risks. We may then be judged to have breached one or more of our loan covenants, and any of the foregoing events could have a material adverse effect on our assets, financial condition, and results of operation.
Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost
The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing communities. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features that increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We cannot ascertain the costs of compliance with these laws, which may be substantial.

Development and construction risks could impact our profitability
Currently, we have two development communities under construction totaling 564 units as of September 30, 2013. We have completed 174 units for the development projects as of September 30, 2013.  Our development and construction activities are subject to the following risks:

•
we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs, could delay initial occupancy dates for all or a portion of a development community, and could require us to abandon our activities entirely with respect to a project for which we are unable to obtain permits or authorizations;

•	yields may be less than anticipated as a result of delays in completing projects, costs that exceed budget or higher than expected concessions for lease up and lower rents than expected;

•
bankruptcy of developers in our development projects could impose delays and costs on us with respect to the development of our communities and may adversely affect our financial condition and results of operations;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such opportunities;

•
we may be unable to complete construction and lease-up of a community on schedule, or incur development or construction costs that exceed our original estimates, and we may be unable to charge rents that would compensate for any increase in such costs;

•
occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our profitability goals for that community; and

•	when we sell to third parties communities or properties that we developed or renovated, we may be subject to warranty or construction defects that are uninsured or exceed the limit of our insurance.
Risks Related to Our Indebtedness and Financing Activities
A change in United States government policy with regard to FNMA and Freddie Mac could impact our financial condition

On February 11, 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down FNMA and Freddie Mac. In August 2011, Standard & Poor's Rating Services downgraded the credit ratings of FNMA and Freddie Mac from AAA to AA+. We do not know when or if FNMA or Freddie Mac will restrict their support of lending to the multifamily industry or to us in particular. As of September 30, 2013, 35% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac with agency rate-based maturities ranging from 2013 through 2018. On October 1, 2013, giving effect to the Merger, 18% of our outstanding debt was borrowed through credit facilities provided by or credit-enhanced by FNMA or Freddie Mac. While the report to Congress recognized the critically important role that FNMA and Freddie Mac play in the housing finance market and committed to ensuring they have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, should they be unable to meet their obligations it would have a material adverse effect on both us and the multifamily industry, and we would seek alternative sources of funding, which may not be available on terms acceptable to us, or at all. This could jeopardize the effectiveness of our interest rate swaps, require us to post collateral up to the market value of the interest rate swaps, and either of these occurrences could potentially cause a breach in one or more of our loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of our properties.
Our financing could be impacted by negative capital market conditions

Over the past several years, domestic financial markets have experienced unusual volatility and uncertainty. Liquidity tightened in financial markets, including the investment grade debt, the commercial mortgage backed securities, or CMBS, commercial paper, and equity capital markets. We have seen an increase in the volatility of short term interest rates and changes in historic relationships between LIBOR (which is the basis for the majority of the payments to us by our swap counterparties) and the actual interest rate we pay through the FNMA Discount Mortgage Backed Security, or DMBS, and the Freddie Mac Reference Bill programs. This creates a risk that our interest expense will fluctuate to a greater extent than it has in the past, and it makes forecasting more difficult. Were our credit arrangements with Prudential Mortgage Capital, credit-enhanced by FNMA, or with Financial Federal, credit-enhanced by Freddie Mac, to fail, or their ability to lend money to finance apartment communities to become impaired or cease, we would have to seek alternative sources of capital, which might not be available on terms acceptable to us, if at all. In addition, any such event would most likely cause our interest costs to rise. This could also cause our interest rate swaps and caps to become ineffective, triggering a default in one or more of our credit agreements. If any of the foregoing events were to occur, it could have a material adverse effect on our business, financial condition and prospects.

A change in the value of our assets could cause us to experience a cash shortfall, to be in default of our loan covenants, or to incur a charge for the impairment of assets
We borrow on both a secured and unsecured basis. Certain of our debt agreements require us to post collateral and a significant reduction in the value of our assets could require us to post additional collateral. While we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to a credit facility, this would have a material adverse effect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current value.
Debt level, refinancing and loan covenant risk may adversely affect our financial condition and operating results and MAA's ability to maintain its status as a REIT
At September 30, 2013, we had total debt outstanding of $1.9 billion. At October 1, 2013, after giving effect to the Merger, we had total debt outstanding of $3.6 billion. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate the apartment communities, to pay distributions to our unitholders and/or to pay distributions to MAA's shareholders that are required to be paid in order for MAA to maintain its qualification as a REIT. MAA currently intends to limit its total debt to a range of approximately 40% to 55% of the undepreciated book value of its assets. MAA's charter and bylaws do not limit its debt levels and the Board of Directors can modify this policy at any time, which could allow MAA to become more highly leveraged. MAA may also issue new equity to maintain its debt within the target range. Covenants in MAA's credit facilities limit its net-debt (total debt less cash on hand) to undepreciated book value to 60%. As of September 30, 2013, MAA's ratio of net-debt to undepreciated book value was approximately 41% and the Operating Partnership's ratio of net-debt to undepreciated book value was approximately 41%. As of October 1, 2013, after giving effect to the Merger, these ratios were 42% for both MAA and our Operating Partnership. In addition, MAA must repay its debt upon maturity, and the inability to access debt or equity capital at attractive rates could adversely affect its financial condition and/or our funds from operations. MAA relies on its lenders for debt financing and has agreements with the lenders that require it to comply with certain covenants, including maintaining adequate collateral that is subject to revaluation annually. The breach of any one of these covenants would place MAA in default with its lenders and may have serious consequences on our operations.
Interest rate hedging may not be effective
We rely on the financial markets to refinance debt maturities, and also are heavily reliant on the Agencies, which provided credit or credit enhancement for a large portion of our outstanding debt as of September 30, 2013. The debt is provided under the terms of credit facilities with Prudential Mortgage Capital (credit-enhanced by FNMA) and Financial Federal (credit-enhanced by Freddie Mac). We pay fees to the credit facility providers and the Agencies plus interest, which is based on the FNMA DMBS rate and the Freddie Mac Reference Bill Rate.
The interest rate market for the FNMA DMBS rate and the Freddie Mac Reference Bill Rate, both of which have been highly correlated with LIBOR interest rates, are also an important component of our liquidity and interest rate swap and cap effectiveness. In our experience, the FNMA DMBS rate has historically averaged 17 basis points below three-month LIBOR, and the Freddie Mac Reference Bill rate has averaged 30 basis points below the associated LIBOR rate, but in the past four years the spreads increased significantly and have been more volatile than we have historically seen. We cannot forecast when or if the uncertainty and volatility in the market may change. Continued unusual volatility over a period of time could cause us to lose hedge accounting treatment for our interest rate swaps and caps, resulting in material changes to our consolidated statements of operations and balance sheet, and potentially cause a breach with one of our debt covenants.
Fluctuations in interest rate spreads between the DMBS and Reference Bill rates and three-month LIBOR causes ineffectiveness to flow through interest expense in the current period if we are in an overhedged position, and together with the unrecognized ineffectiveness, reduces the effectiveness of the swaps and caps.
We also rely on the credit of the counterparties that provide swaps and caps to hedge the interest rate risk on our credit facilities. We use five major banks to provide approximately 96% of our derivative fair value, all of which have investment grade ratings from Moody’s and S&P. In the event that one of our derivative providers should suffer a significant downgrade of its credit rating or fail, our swaps or caps may become not effective, in which case all or a portion of the fair value of the swap or cap would be recorded to earnings, possibly causing a substantial loss sufficient to cause a breach of our debt covenants.

The adoption of derivatives legislation by congress could have an adverse impact on our ability to hedge risks associated with our business
The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk and REITs meeting certain criteria. While we may ultimately be eligible for such exceptions, we cannot ensure we will qualify for them. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted and fully implemented by both the SEC and the Commodities Futures Trading Commission, and market participants establish registered clearing facilities under those regulations. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.
One or more interest rate swap or cap counterparties could default, causing us significant financial exposure
We enter into interest rate swap and interest rate cap agreements only with counterparties that are highly rated (A or above by Standard & Poor's, or Aa3 or above by Moody’s). We also try to diversify our risk amongst several counterparties. In the event one or more of these counterparties were to go into liquidation or to experience a significant rating downgrade, this could cause us to liquidate the interest rate swap or to lose the interest rate protection of an interest rate cap. Liquidation of an interest rate swap could cause us to be required to pay the swap counterparty the net present value of the swap, which may represent a significant current period cash charge, possibly sufficient to cause us to breach our debt covenants.
Variable interest rates may adversely affect funds from operations
At September 30, 2013, effectively $406.0 million of our debt bore interest at a variable rate and was not hedged by interest rate swaps or caps. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our funds from operations and the amount of cash available to service our debt and to pay distributions. Our $799.9 million in secured credit facilities with Prudential Mortgage Capital, credit enhanced by FNMA, are predominately floating rate facilities. We also have a credit facility with Freddie Mac totaling $200.0 million that is a variable rate facility. At September 30, 2013, a total of $652.2 million was outstanding under these facilities. These facilities represent the majority of the variable interest rates we were exposed to at September 30, 2013. Large portions of the interest rates on these facilities have been hedged by means of a number of interest rate swaps and caps. Upon the termination of these swaps and caps, we will be exposed to the risks of varying interest rates unless acceptable replacement swaps or caps are obtainable.
Issuances of additional debt or equity may adversely impact our financial condition
Our capital requirements depend on numerous factors, including the occupancy and turnover rates of our apartment communities, development and capital expenditures, costs of operations and potential acquisitions. We cannot accurately predict the timing and amount of our capital requirements. If our capital requirements vary materially from our plans, we may require additional financing sooner than anticipated. Accordingly, we could become more leveraged, resulting in increased risk of default on our obligations and in an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future. If we issue additional equity securities to obtain additional financing, the interest of our existing unitholders could be diluted.
Risks Related to Our Organization and Ownership of OP Units

Our existing unitholders have limited approval rights, which may prevent our sole general partner, MAA, from completing a change of control transaction that may be in the best interests of all unitholders and of all the shareholders of MAA

MAA may not engage in a sale or other disposition of all or substantially all of the assets of MAALP, dissolve MAALP or, upon the occurrence of certain triggering events, take any action that would result in any unitholder realizing taxable gain, without the approval of the holders of a majority of the outstanding OP Units held by holders other than MAA or its affiliates, or Class A OP Units. The right of the holders of our Class A OP Units to vote on these transactions could limit MAA's ability to complete a change of control transaction that might otherwise be in the best interest of all of our unitholders and all shareholders of MAA.

In certain circumstances, our unitholders must approve our sale of certain properties contributed by the unitholders

In certain circumstances as detailed in the Partnership Agreement, we may not sell or otherwise transfer certain properties unless each person who was a partner in the limited partnership holding such properties at the time of its merger into MAALP approves such sale or transfer. The exercise of these approval rights by our unitholders could delay or prevent us from completing a transaction that may be in the best interest of all of our unitholders and all shareholders of MAA.

MAA, their officers and directors have substantial influence over our affairs.

MAA, as our sole general partner and acting through its officers and directors, has a substantial influence on our affairs. MAA, their officers and directors could exercise their influence in a manner that is not in the best interest of our unitholders. Also, MAA owns approximately 96.2% of the OP Units and as such, will have substantial influence on the outcome of any matters submitted to our unitholders for approval.
Our investments in joint ventures may involve risks
Investments in joint ventures may involve risks that may not otherwise be present in our direct investments such as:

•	the potential inability of our joint venture partner to perform;

•	the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to ours;

•	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and

•	the joint venturers may not be able to agree on matters relating to the property they jointly own.
Although each joint owner will have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

The number of shares of MAA's common stock available for future sale could adversely affect the market price of MAA's publicly traded securities

We have issued OP Units in exchange for properties or interests in properties, and, from time to time, we may issue additional OP Units in connection with acquisitions of properties or otherwise. MAA is our sole general partner, and, as of September 30, 2013, MAA owned 42,744,978 OP Units, representing a 96.2% interest in MAALP, while the remaining 1,701,955 outstanding OP Units were held by limited partners of MAALP. Our unitholders (other than MAA and its affiliates) may require MAA to redeem their OP Units from time to time, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA's common stock on the New York Stock Exchange over a specified period prior to the redemption date) or by delivering one share of MAA's common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. In addition, we have registered all of the 1,701,955 shares of MAA's common stock which, as of September 30, 2013, were issuable upon redemption of OP Units held by our limited partners under the Securities Act of 1933, as amended, so that those shares can be sold freely in the public markets. To the extent that additional OP Units are issued to limited partners of MAALP, MAA will likely register the additional shares of common stock issuable upon redemption of those OP Units under the Securities Act of 1933, as amended, so that those shares can also be sold in the public markets. If MAA issues shares of its common stock upon the redemption of OP Units in MAALP, sales of substantial amounts of such shares of MAA's common stock, or the perception that these sales could occur, may adversely affect prevailing market prices for MAA's common stock or may impair MAA's ability to raise capital through the sale of its common stock or other equity securities.

Market interest rates and low trading volume may have an adverse effect on the market value of MAA's common stock, which would affect the redemption price of our OP Units

The market price of shares of a REIT may be affected by the distribution rate on those shares, as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of MAA's shares may expect a higher annual distribution rate. Higher interest rates would not, however, result in more funds for MAA to distribute and, in fact, would likely increase MAA's borrowing costs and potentially decrease funds available for distribution. This could cause the market price of MAA's common stock to go down, which would reduce the price received upon redemption of any of our OP Units, or if MAA so elects, the value of MAA's common stock received in lieu of cash upon redemption of such OP Units. In addition, although MAA's stock is listed on The New York Stock Exchange, the daily trading volume of MAA's shares may be lower than the trading volume for companies in other industries. As a result, MAA's investors who desire to liquidate substantial holdings may find that they are unable to dispose of their shares in the market without causing a substantial decline in the market value of the shares.

Changes in market conditions or a failure to meet the market’s expectations with regard to MAA's results of operations and cash distributions could adversely affect the market price of MAA's common stock, which may reduce the amount of cash available to MAALP to meet its obligations

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, MAA's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent MAA retains operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of MAA's underlying assets, may not correspondingly increase the market price of MAA's common stock. In addition, we are subject to the risk that our cash flow will be insufficient to service our debt and to pay distributions to our unitholders, which may cause MAA to not have the funds to service its debt or to pay dividends to its shareholders. MAA's failure to meet the market’s expectations with regard to future results of operations and cash distributions would likely adversely affect the market price of its shares and thus potentially reduce MAA's ability to contribute funds from issuances down to MAALP, resulting in lower level of cash available for investment or to service our debt or to make distributions to our unitholders.

The stock markets, including the NYSE, on which MAA lists its common stock, have experienced significant price and volume fluctuations. As a result, the market price of MAA's common stock could be similarly volatile, and investors may experience a decrease in the value of their shares, including decreases unrelated to MAA's operating performance or prospects. Among the market conditions that may affect the market price of MAA and our securities are the following:

•	our financial condition and operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly and annual operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	inability to access the capital markets;

•	strategic decisions by us or our competitors, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the issuance or sale of additional shares of MAA's common stock, or the perception that such sales may occur, including under the at-the-market controlled equity offering programs;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities, including securities issued by other real estate companies;

•	an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for shares of MAA's common stock;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Risks Related to Tax Laws
Failure to qualify as a REIT would cause MAA to be taxed as a corporation, which would substantially reduce our funds available for payment of distributions to our unitholders
If MAA failed to qualify as a REIT for federal income tax purposes, MAA would be taxed as a corporation. The Internal Revenue Service may challenge MAA's qualification as a REIT for prior years, and new legislation, regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification. For any taxable year that MAA fails to qualify as a REIT, MAA, on a consolidated basis, would be subject to federal income tax on its taxable income at corporate rates, plus any applicable alternative minimum tax. In addition, unless entitled to relief under applicable statutory provisions, MAA would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our cash available for investment, to service our debt or to make distributions to our unitholders and MAA for MAA's distributions to its shareholders because of the additional tax liability for the year or years involved. This would likely adversely affect the value of your investment in us. We might be required to borrow funds or to liquidate some of our investments to pay any applicable tax resulting from MAA's failure to qualify as a REIT. In addition, MAA's distributions would no longer qualify for the dividends paid deduction nor be required to be made in order to preserve REIT status, reducing the incentive to make such distributions on our OP Units and MAA's common and preferred stock.
Failure to make required distributions to MAA's shareholders would subject MAA to income taxation, which would reduce our funds available for payment of distributions to our unitholders
In order to qualify as a REIT, each year MAA must distribute to its shareholders at least 90% of taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). To the extent that MAA satisfies the distribution requirement, but distributes less than 100% of taxable income, MAA will be subject to federal corporate income tax on the undistributed income. In addition, MAA would incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% of undistributed taxable income from prior years.
Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough distributions to MAA as a unitholder so that it can pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.         Exhibits.

(a)	The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description
12.1	Consolidated Ratio of Earnings to Fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Mid-America Apartments, L.P.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet as of September 30, 2013 (Unaudited) and December 31, 2012 (Unaudited); (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
(registrant)
By: Mid-America Apartment Communities, Inc., its general partner

Date:	November 7, 2013	/s/Albert M. Campbell, III
Albert M. Campbell, III
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)