Form 10-Q
period 2025-09-30
Mid-America Apartments, L.P.
filed 2025-11-03
CIK 1581776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-12762 (Mid-America Apartment Communities, Inc.)

Commission File Number: 333-190028-01 (Mid-America Apartments, L.P.)

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

(Exact name of registrant as specified in its charter)

Tennessee (Mid-America Apartment Communities, Inc.)	62-1543819
Tennessee (Mid-America Apartments, L.P.)	62-1543816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6815 Poplar Ave., Suite 500, Germantown, TN 38138

(Address of principal executive offices) (Zip Code)

(901) 682-6600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share (Mid-America Apartment Communities, Inc.)	MAA	New York Stock Exchange
8.50% Series I Cumulative Redeemable Preferred Stock, $.01 par value per share (Mid-America Apartment Communities, Inc.)	MAA*I	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Mid-America Apartment Communities, Inc.	Yes ☒	No ☐
Mid-America Apartments, L.P.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Mid-America Apartment Communities, Inc.	Yes ☒	No ☐
Mid-America Apartments, L.P.	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Mid-America Apartment Communities, Inc.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Mid-America Apartments, L.P.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Mid-America Apartment Communities, Inc. ☐
Mid-America Apartments, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Mid-America Apartment Communities, Inc.	Yes ☐	No ☒
Mid-America Apartments, L.P.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Mid-America Apartment Communities, Inc.	Number of Shares Outstanding at
Class	October 27, 2025
Common Stock, $0.01 par value	117,081,742

MID-AMERICA APARTMENT COMMUNITIES, INC.

MID-AMERICA APARTMENTS, L.P.

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2025 of Mid-America Apartment Communities, Inc., a Tennessee corporation, and Mid-America Apartments, L.P., a Tennessee limited partnership, of which Mid-America Apartment Communities, Inc. is the sole general partner. Mid-America Apartment Communities, Inc. and its 97.5% owned subsidiary, Mid-America Apartments, L.P., are both required to file quarterly reports under the Securities Exchange Act of 1934, as amended.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references in this report to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P. together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interest in the Operating Partnership are referred to as “OP Units” and the holders of the OP Units are referred to as “common unitholders.”

As of September 30, 2025, MAA owned 117,081,742 OP Units (97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

We believe combining the periodic reports of MAA and the Operating Partnership, including the notes to the condensed consolidated financial statements, into this report results in the following benefits:

•
enhances investors’ understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;
•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both MAA and the Operating Partnership; and
•
creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. We believe it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA’s interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA’s percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA’s only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA’s primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership from time to time. The Operating Partnership holds, directly or indirectly, all of the Company’s real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentation of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income or loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income or loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

In order to highlight the material differences between MAA and the Operating Partnership, this Quarterly Report on Form 10-Q includes sections that separately present and discuss areas that are materially different between MAA and the Operating Partnership, including:

•
the condensed consolidated financial statements in Part 1, Item 1 of this report;
•
certain accompanying notes to the condensed consolidated financial statements, including Note 2 - Earnings per Common Share of MAA and Note 3 - Earnings per OP Unit of MAALP; Note 4 - MAA Equity and Note 5 - MAALP Capital; and Note 8 - Shareholders’ Equity of MAA and Note 9 - Partners’ Capital of MAALP;
•
the controls and procedures in Part 1, Item 4 of this report; and
•
the certifications included as Exhibits 31 and 32 to this report.

In the sections that combine disclosures for MAA and the Operating Partnership, this Quarterly Report on Form 10-Q refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership (directly or indirectly through one of its subsidiaries) is generally the entity that enters into contracts, holds assets and issues debt, management believes this presentation is appropriate for the reasons set forth above and because we operate the business through the Operating Partnership. MAA, the Operating Partnership and its subsidiaries operate as one consolidated business, but MAA, the Operating Partnership and each of its subsidiaries are separate, distinct legal entities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,112,192	$2,096,912
Buildings and improvements and other	14,746,047	14,160,799
Development and capital improvements in progress	449,390	470,282
	17,307,629	16,727,993
Less: Accumulated depreciation	(5,787,596)	(5,327,584)
	11,520,033	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,870	41,650
Real estate assets, net	11,635,262	11,515,418

Cash and cash equivalents	32,249	43,018
Restricted cash	13,683	13,743
Other assets	245,391	232,426
Assets held for sale	—	7,764
Total assets	$11,926,585	$11,812,369

Liabilities and equity
Liabilities:
Unsecured notes payable, net	$4,836,998	$4,620,690
Secured notes payable, net	360,361	360,267
Accrued expenses and other liabilities	714,924	683,748
Total liabilities	5,912,283	5,664,705

Redeemable common stock	20,223	22,230

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 20,000,000 shares authorized; 8.50% Series I Cumulative Redeemable Shares, liquidation preference $50.00 per share, 867,846 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	9
Common stock, $0.01 par value per share, 145,000,000 shares authorized; 117,081,742 and 116,883,421 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively ⁽¹⁾	1,168	1,166
Additional paid-in capital	7,435,697	7,417,453
Accumulated distributions in excess of net income	(1,612,912)	(1,469,557)
Accumulated other comprehensive loss	(5,692)	(6,940)
Total MAA shareholders’ equity	5,818,270	5,942,131
Noncontrolling interests - OP Units	145,165	155,409
Total Company’s shareholders’ equity	5,963,435	6,097,540
Noncontrolling interests - consolidated real estate entities	30,644	27,894
Total equity	5,994,079	6,125,434
Total liabilities and equity	$11,926,585	$11,812,369
(1)
Number of shares issued and outstanding represents total shares of common stock regardless of classification on the Condensed Consolidated Balance Sheets. The number of shares classified as redeemable common stock on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are 144,730 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other property revenues	$554,373	$551,126	$1,653,570	$1,641,183
Expenses:
Operating expenses, excluding real estate taxes and insurance	137,235	134,475	394,655	378,887
Real estate taxes and insurance	78,829	77,086	237,416	236,272
Depreciation and amortization	156,650	146,722	462,521	434,764
Total property operating expenses	372,714	358,283	1,094,592	1,049,923
Property management expenses	18,183	17,265	56,272	54,461
General and administrative expenses	12,525	12,728	40,957	42,444
Interest expense	46,277	42,726	136,549	124,352
(Gain) loss on sale of depreciable real estate assets	—	—	(71,842)	25
Other non-operating expense (income)	1,253	1,678	(4,303)	(2,604)
Income before income tax expense	103,421	118,446	401,345	372,582
Income tax expense	(1,766)	(670)	(3,404)	(3,485)
Income from continuing operations before real estate joint venture activity	101,655	117,776	397,941	369,097
Income from real estate joint venture	389	454	1,384	1,405
Net income	102,044	118,230	399,325	370,502
Net income attributable to noncontrolling interests	2,506	3,035	9,987	9,605
Net income available for shareholders	99,538	115,195	389,338	360,897
Dividends to MAA Series I preferred shareholders	922	922	2,766	2,766
Net income available for MAA common shareholders	$98,616	$114,273	$386,572	$358,131

Earnings per common share - basic:
Net income available for MAA common shareholders	$0.84	$0.98	$3.30	$3.07

Earnings per common share - diluted:
Net income available for MAA common shareholders	$0.84	$0.98	$3.30	$3.07

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$102,044	$118,230	$399,325	$370,502
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	430	428	1,288	1,448
Total comprehensive income	102,474	118,658	400,613	371,950
Less: Comprehensive income attributable to noncontrolling interests	(2,518)	(3,047)	(10,027)	(9,648)
Comprehensive income attributable to MAA	$99,956	$115,611	$390,586	$362,302

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2025	2024
Net income	$399,325	$370,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,027	435,342
(Gain) loss on sale of depreciable real estate assets	(71,842)	25
Gain on consolidation of third-party development	—	(11,033)
(Gain) loss on embedded derivative in preferred shares	(3,292)	14,451
Stock compensation expense	12,143	12,396
Amortization of debt issuance costs, discounts and premiums	4,866	4,568
Gain on investments	(5,770)	(3,666)
Net change in operating accounts and other operating activities	18,046	36,580
Net cash provided by operating activities	816,503	859,165

Cash flows from investing activities:
Purchases of real estate and other assets	(104,880)	(189,104)
Capital improvements and other	(257,163)	(235,856)
Development costs	(207,295)	(255,216)
Distributions from real estate joint venture	—	284
Contributions to affiliates	(8,175)	(1,874)
Proceeds from sale of marketable equity securities	—	9,975
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	3,692	20,203
Net cash used in investing activities	(492,693)	(651,588)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	213,000	(5,000)
Proceeds from notes payable	—	744,551
Principal payments on notes payable	—	(400,000)
Payment of deferred financing costs	—	(7,150)
Distributions to noncontrolling interests	(13,766)	(13,739)
Dividends paid on common shares	(531,645)	(515,085)
Dividends paid on preferred shares	(2,766)	(2,766)
Proceeds from issuances of common shares	1,089	955
Net change in other financing activities	(551)	(373)
Net cash used in financing activities	(334,639)	(198,607)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,829)	8,970
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$45,932	$64,061

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$32,249	$50,232
Restricted cash	13,683	13,829
Total cash, cash equivalents and restricted cash	$45,932	$64,061

Supplemental information:
Interest paid	$152,760	$126,502
Income taxes paid	242	3,273
Non-cash transactions:
Distributions on common shares/units declared and accrued	$181,836	$176,335
Accrued construction in progress	37,223	39,047
Interest capitalized	14,691	12,188
Conversion of OP Units to shares of common stock	6,759	3,529

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands)

	September 30, 2025	December 31, 2024
Assets
Real estate assets:
Land	$2,112,192	$2,096,912
Buildings and improvements and other	14,746,047	14,160,799
Development and capital improvements in progress	449,390	470,282
	17,307,629	16,727,993
Less: Accumulated depreciation	(5,787,596)	(5,327,584)
	11,520,033	11,400,409
Undeveloped land	73,359	73,359
Investment in real estate joint venture	41,870	41,650
Real estate assets, net	11,635,262	11,515,418

Cash and cash equivalents	32,249	43,018
Restricted cash	13,683	13,743
Other assets	245,391	232,426
Assets held for sale	—	7,764
Total assets	$11,926,585	$11,812,369

Liabilities and capital
Liabilities:
Unsecured notes payable, net	$4,836,998	$4,620,690
Secured notes payable, net	360,361	360,267
Accrued expenses and other liabilities	714,924	683,748
Due to general partner	19	19
Total liabilities	5,912,302	5,664,724

Redeemable common units	20,223	22,230

Operating Partnership capital:
Preferred units, 8.50% Series I Cumulative Redeemable Units, 867,846 preferred units outstanding as of September 30, 2025 and December 31, 2024, respectively	66,840	66,840
General partner, 117,081,742 and 116,883,421 OP Units outstanding as of September 30, 2025 and December 31, 2024, respectively ⁽¹⁾	5,757,187	5,882,336
Limited partners, 2,941,839 and 3,075,552 OP Units outstanding as of September 30, 2025 and December 31, 2024, respectively ⁽¹⁾	145,165	155,409
Accumulated other comprehensive loss	(5,776)	(7,064)
Total operating partners’ capital	5,963,416	6,097,521
Noncontrolling interests - consolidated real estate entities	30,644	27,894
Total equity	5,994,060	6,125,415
Total liabilities and equity	$11,926,585	$11,812,369
(1)
Number of units outstanding represents total OP Units regardless of classification on the Condensed Consolidated Balance Sheets. The number of units classified as redeemable common units on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are 144,730 and 143,822, respectively.

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per unit data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other property revenues	$554,373	$551,126	$1,653,570	$1,641,183
Expenses:
Operating expenses, excluding real estate taxes and insurance	137,235	134,475	394,655	378,887
Real estate taxes and insurance	78,829	77,086	237,416	236,272
Depreciation and amortization	156,650	146,722	462,521	434,764
Total property operating expenses	372,714	358,283	1,094,592	1,049,923
Property management expenses	18,183	17,265	56,272	54,461
General and administrative expenses	12,525	12,728	40,957	42,444
Interest expense	46,277	42,726	136,549	124,352
(Gain) loss on sale of depreciable real estate assets	—	—	(71,842)	25
Other non-operating expense (income)	1,253	1,678	(4,303)	(2,604)
Income before income tax expense	103,421	118,446	401,345	372,582
Income tax expense	(1,766)	(670)	(3,404)	(3,485)
Income from continuing operations before real estate joint venture activity	101,655	117,776	397,941	369,097
Income from real estate joint venture	389	454	1,384	1,405
Net income	102,044	118,230	399,325	370,502
Distributions to MAALP Series I preferred unitholders	922	922	2,766	2,766
Net income available for MAALP common unitholders	$101,122	$117,308	$396,559	$367,736

Earnings per common unit - basic:
Net income available for MAALP common unitholders	$0.84	$0.98	$3.30	$3.07

Earnings per common unit - diluted:
Net income available for MAALP common unitholders	$0.84	$0.98	$3.30	$3.07

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$102,044	$118,230	$399,325	$370,502
Other comprehensive income:
Adjustment for net losses reclassified to net income from derivative instruments	430	428	1,288	1,448
Comprehensive income attributable to MAALP	$102,474	$118,658	$400,613	$371,950

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartments, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2025	2024
Net income	$399,325	$370,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,027	435,342
(Gain) loss on sale of depreciable real estate assets	(71,842)	25
Gain on consolidation of third-party development	—	(11,033)
(Gain) loss on embedded derivative in preferred shares	(3,292)	14,451
Stock compensation expense	12,143	12,396
Amortization of debt issuance costs, discounts and premiums	4,866	4,568
Gain on investments	(5,770)	(3,666)
Net change in operating accounts and other operating activities	18,046	36,580
Net cash provided by operating activities	816,503	859,165

Cash flows from investing activities:
Purchases of real estate and other assets	(104,880)	(189,104)
Capital improvements and other	(257,163)	(235,856)
Development costs	(207,295)	(255,216)
Distributions from real estate joint venture	—	284
Contributions to affiliates	(8,175)	(1,874)
Proceeds from sale of marketable equity securities	—	9,975
Proceeds from real estate asset dispositions	81,128	—
Net proceeds from insurance recoveries	3,692	20,203
Net cash used in investing activities	(492,693)	(651,588)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	213,000	(5,000)
Proceeds from notes payable	—	744,551
Principal payments on notes payable	—	(400,000)
Payment of deferred financing costs	—	(7,150)
Distributions paid on common units	(545,411)	(528,824)
Distributions paid on preferred units	(2,766)	(2,766)
Proceeds from issuances of common units	1,089	955
Net change in other financing activities	(551)	(373)
Net cash used in financing activities	(334,639)	(198,607)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,829)	8,970
Cash, cash equivalents and restricted cash, beginning of period	56,761	55,091
Cash, cash equivalents and restricted cash, end of period	$45,932	$64,061

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets:

Reconciliation of cash, cash equivalents and restricted cash at period end:
Cash and cash equivalents	$32,249	$50,232
Restricted cash	13,683	13,829
Total cash, cash equivalents and restricted cash	$45,932	$64,061

Supplemental information:
Interest paid	$152,760	$126,502
Income taxes paid	242	3,273
Non-cash transactions:
Distributions on common units declared and accrued	$181,836	$176,335
Accrued construction in progress	37,223	39,047
Interest capitalized	14,691	12,188

See accompanying notes to condensed consolidated financial statements.

Mid-America Apartment Communities, Inc. and Mid-America Apartments, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Unless the context otherwise requires, all references to the “Company” refer collectively to Mid-America Apartment Communities, Inc., together with its consolidated subsidiaries, including Mid-America Apartments, L.P. Unless the context otherwise requires, all references to “MAA” refer only to Mid-America Apartment Communities, Inc., and not any of its consolidated subsidiaries. Unless the context otherwise requires, the references to the “Operating Partnership” or “MAALP” refer to Mid-America Apartments, L.P., together with its consolidated subsidiaries. “Common stock” refers to the common stock of MAA, “preferred stock” refers to the preferred stock of MAA, and “shareholders” refers to the holders of shares of MAA’s common stock or preferred stock, as applicable. The common units of limited partnership interests in the Operating Partnership are referred to as “OP Units,” and the holders of the OP Units are referred to as “common unitholders.”

As of September 30, 2025, MAA owned 117,081,742 OP Units (or 97.5% of the total number of OP Units). MAA conducts substantially all of its business and holds substantially all of its assets, directly or indirectly, through the Operating Partnership, and by virtue of its ownership of the OP Units and being the Operating Partnership’s sole general partner, MAA has the ability to control all of the day-to-day operations of the Operating Partnership.

Management believes combining the notes to the condensed consolidated financial statements of MAA and the Operating Partnership results in the following benefits:

•
enhances investors’ understanding of MAA and the Operating Partnership by enabling investors to view the business as a whole in the same manner that management views and operates the business;
•
eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in these accompanying notes applies to both MAA and the Operating Partnership; and
•
creates time and cost efficiencies through the preparation of one combined set of notes instead of two separate sets.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. Management operates MAA and the Operating Partnership as one business. The management of the Company is comprised of individuals who are officers of MAA and employees of the Operating Partnership. Management believes it is important to understand the few differences between MAA and the Operating Partnership in the context of how MAA and the Operating Partnership operate as a consolidated company. MAA and the Operating Partnership are structured as an umbrella partnership REIT, or UPREIT. MAA’s interest in the Operating Partnership entitles MAA to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to MAA’s percentage interest therein and entitles MAA to vote on substantially all matters requiring a vote of the partners. MAA’s only material asset is its ownership of limited partnership interests in the Operating Partnership (other than cash held by MAA from time to time); therefore, MAA’s primary function is acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership from time to time. The Operating Partnership holds, directly or indirectly, all of the Company’s real estate assets. Except for net proceeds from public equity issuances by MAA, which are contributed to the Operating Partnership in exchange for limited partnership interests, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, direct or indirect incurrence of indebtedness and issuance of OP Units.

The presentations of MAA’s shareholders’ equity and the Operating Partnership’s capital are the principal areas of difference between the condensed consolidated financial statements of MAA and those of the Operating Partnership. MAA’s shareholders’ equity may include shares of preferred stock, shares of common stock, additional paid-in capital, cumulative earnings, cumulative distributions, noncontrolling interests, treasury shares, accumulated other comprehensive income or loss and redeemable common stock. The Operating Partnership’s capital may include common capital and preferred capital of the general partner (MAA), limited partners’ common capital and preferred capital, noncontrolling interests, accumulated other comprehensive income or loss and redeemable common units. Holders of OP Units (other than MAA) may require the Operating Partnership to redeem their OP Units from time to time, in which case the Operating Partnership may, at its option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the New York Stock Exchange, or NYSE, over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed.

Organization of Mid-America Apartment Communities, Inc.

The Company owns, operates, acquires and selectively develops apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2025, the Company owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. As of September 30, 2025, the Company also had seven development communities under construction, totaling 2,242 apartment units once complete, and development costs of $543.2 million had been incurred through September 30, 2025 with respect to those development communities. The Company expects to complete one of these developments in 2025, four in 2026, one in 2027, and one in 2028. As of September 30, 2025, 35 of the Company’s apartment communities included retail components. The Company’s apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2025.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC. The condensed consolidated financial statements of MAA presented herein include the accounts of MAA, the Operating Partnership and all other subsidiaries in which MAA has a controlling financial interest. MAA owns, directly or indirectly, approximately 80% to 100% of all consolidated subsidiaries, including the Operating Partnership. In management’s opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included, and all such adjustments were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company invests in entities that may qualify as variable interest entities, or VIEs, and MAALP is considered a VIE. A VIE is a legal entity in which the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the power to direct the activities of a legal entity as well as the obligation to absorb its expected losses or the right to receive its expected residual returns. The Company consolidates all VIEs for which it is the primary beneficiary and uses the equity method to account for investments that qualify as VIEs but for which it is not the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including, but not limited to, those activities that most significantly impact the VIE’s economic performance and which party controls such activities. MAALP is classified as a VIE because the limited partners lack substantive kick-out rights and substantive participating rights, and the Company has concluded it is the primary beneficiary of MAALP. The Company uses the equity method of accounting for its investments in entities for which the Company exercises significant influence, but does not have the ability to exercise control. The factors considered in determining whether the Company has the ability to exercise significant influence or control include ownership of voting interests and participatory rights of investors (see “Investments in Unconsolidated Affiliates” below).

Noncontrolling Interests

As of September 30, 2025, the Company had two types of noncontrolling interests with respect to its consolidated subsidiaries: (1) noncontrolling interests related to the common unitholders of its Operating Partnership; and (2) noncontrolling interests related to its consolidated real estate entities. The noncontrolling interests relating to the limited partnership interests in the Operating Partnership are owned by the holders of the Class A OP Units. MAA is the sole general partner of the Operating Partnership and holds all of the outstanding Class B OP Units. Net income (after allocations to preferred ownership interests) is allocated to MAA and the noncontrolling interests based on their respective ownership percentages of the Operating Partnership. Issuance of additional Class A OP Units or Class B OP Units changes the ownership percentage of both the noncontrolling interests and MAA. The issuance of Class B OP Units generally occurs when MAA issues common stock and the issuance proceeds are contributed to the Operating Partnership in exchange for Class B OP Units equal to the number of shares of MAA’s common stock issued. At each reporting period, the allocation between total MAA shareholders’ equity and noncontrolling interests is adjusted to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership. MAA’s Board of Directors established economic rights in respect to each Class A OP Unit that were equivalent to the economic rights in respect to each share of MAA common stock. See Note 9 for additional details.

The noncontrolling interests relating to the Company’s consolidated real estate entities are owned by private real estate companies that are generally responsible for the development, construction and lease-up of the apartment communities that are owned through the consolidated real estate entities with a noncontrolling interest. The entities were determined to be VIE’s with the Company designated as the primary beneficiary. As a result, the accounts of the entities are consolidated by the Company. As of September 30, 2025, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $530.8 million, and consolidated liabilities were $24.2 million, net of eliminations. As of December 31, 2024, the consolidated assets of the Company’s consolidated real estate entities with a noncontrolling interest were $432.2 million, and consolidated liabilities were $27.1 million, net of eliminations.

Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in a real estate joint venture, as well as six technology-focused limited partnerships that each qualify as a VIE. Management determined the Company is not the primary beneficiary in any of these investments but does have the ability to exert significant influence over the operations and financial policies of the real estate joint venture and considers its investments in the limited partnerships to be more than minor. The Company’s investment in the real estate joint venture was $41.9 million and $41.7 million as of September 30, 2025 and December 31, 2024, respectively, and is included in “Investment in real estate joint venture” in the accompanying Condensed Consolidated Balance Sheets.

The Company accounts for its investments in the technology-focused limited partnerships on a three month lag due to the timing the limited partnerships’ financial information is made available to the Company. As of September 30, 2025 and December 31, 2024, the Company’s investments in the limited partnerships were $76.0 million and $62.2 million, respectively, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets with any related earnings, including unrealized gains and losses on the underlying investments of the limited partnerships which are recorded at the estimated fair value, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2025 and 2024, the Company recognized $4.3 million and $0.5 million of income, respectively, from its investments in the limited partnerships. During the nine months ended September 30, 2025 and 2024, the Company recognized $6.0 million and $9.0 million of income, respectively, from its investments in the limited partnerships. As of September 30, 2025, the Company was committed to make additional capital contributions totaling $22.4 million if and when called by the general partners of the limited partnerships.

Marketable Equity Securities

The Company’s investment in marketable equity securities is measured at fair value based on the quoted share price of the securities and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets, with any related gains and losses, including realized and unrealized gains and losses, recognized in “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company’s investment in the marketable equity securities was $2.7 million and $3.3 million, respectively. During the three and nine months ended September 30, 2025, the Company did not sell any marketable equity securities. During the three months ended September 30, 2024, the Company sold a portion of the marketable equity securities for net proceeds of $3.3 million and recognized a net realized gain on sale of $2.7 million. During the nine months ended September 30, 2024, the Company sold a portion of the marketable equity securities for net proceeds of $10.0 million and recognized a net realized gain on sale of $8.3 million. In addition, during the three months ended September 30, 2025 and 2024, the Company recognized $0.8 million of unrealized gains and $1.2 million of unrealized losses, respectively, from its investment in marketable equity securities. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $5.4 million of unrealized losses, respectively, from its investment in marketable equity securities.

Revenue Recognition

The Company primarily leases multifamily residential apartments to residents under operating leases generally due on a monthly basis with terms of approximately one year or less. Rental revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases, using a method that represents a straight-line basis over the term of the lease. In addition, in circumstances where a lease incentive is provided to residents, the incentive is recognized as a reduction of rental revenues on a straight-line basis over the reasonably assured lease term. Rental revenues represent approximately 94% of the Company’s total revenues and include gross rents charged less adjustments for concessions and bad debt. Approximately 5% of the Company’s total revenues represent reimbursable property revenues from its residents for utility reimbursements, which are generally recognized and due on a monthly basis as residents obtain control of the service over the term of the lease. The remaining 1% of the Company’s total revenues represents other non-lease property revenues primarily driven by nonrefundable fees and commissions, which are recognized when earned.

In accordance with ASC Topic 842, rental revenues and reimbursable property revenues meet the criteria to be aggregated into a single lease component and are reported on a combined basis in the line item “Rental revenues,” as presented in the disaggregation of the Company’s revenues in Note 11. Other non-lease property revenues are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognized outside of the scope of ASC Topic 842 to be recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Other non-lease property revenues are reported in the line item “Other property revenues,” as presented in the disaggregation of the Company’s revenues in Note 11.

Leases

The Company is the lessee under certain ground, office, equipment and other operational leases, all of which are accounted for as operating leases in accordance with ASC Topic 842. The Company recognizes a right-of-use asset for the right to use the underlying asset for all leases where the Company is the lessee with terms of more than 12 months, and a related lease liability for the obligation to make lease payments. Expenses related to leases determined to be operating leases are recognized on a straight-line basis. As of September 30, 2025 and December 31, 2024, right-of-use assets recorded within “Other assets” totaled $38.7 million and $40.5 million, respectively, and related lease liabilities recorded within “Accrued expenses and other liabilities” totaled $24.8 million and $26.1 million, respectively, in the Condensed Consolidated Balance Sheets. Lease expense recognized for the periods ended September 30, 2025 and 2024 was immaterial to the Company. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2025 and 2024 was also immaterial. See Note 10 for additional disclosures regarding leases.

Fair Value Measurements

The Company applies the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, to the valuation of acquired real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets, if applicable, and to its valuation and disclosure of the fair value of financial instruments, which primarily consists of marketable equity securities, indebtedness and derivative instruments. Fair value disclosures required under ASC Topic 820 for the Company’s financial instruments as well as the Company’s derivative accounting policies are summarized in Note 7 utilizing the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the assets or liability.

Certain long-lived assets are recorded at fair value when they are acquired or initially consolidated. The inputs associated with the valuation of long-lived assets are generally included in Level 2 and Level 3 of the fair value hierarchy.

2. Earnings per Common Share of MAA

Basic earnings per share is computed using the two-class method by dividing net income available to MAA common shareholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with diluted earnings per share being the more dilutive of the treasury stock or two-class methods. OP Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share.

For the three and nine months ended September 30, 2025, MAA’s diluted earnings per share was computed using the treasury stock method, and for the three and nine months ended September 30, 2024, MAA’s diluted earnings per share was computed using the two-class method, as presented below (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Calculation of Earnings per common share - basic
Net income	$102,044	$118,230	$399,325	$370,502
Net income attributable to noncontrolling interests	(2,506)	(3,035)	(9,987)	(9,605)
Unvested restricted shares (allocation of earnings)	(52)	(53)	(208)	(163)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$98,564	$114,220	$386,364	$357,968

Weighted average common shares - basic	117,012	116,820	116,943	116,758
Earnings per common share - basic	$0.84	$0.98	$3.30	$3.07

Calculation of Earnings per common share - diluted
Net income	$102,044	$118,230	$399,325	$370,502
Net income attributable to noncontrolling interests (1)	(2,506)	(3,035)	(9,987)	(9,605)
Unvested restricted shares (allocation of earnings)	—	(53)	—	(163)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders, adjusted	$98,616	$114,220	$386,572	$357,968

Weighted average common shares - basic	117,012	116,820	116,943	116,758
Effect of dilutive securities	143	—	218	—
Weighted average common shares - diluted	117,155	116,820	117,161	116,758
Earnings per common share - diluted	$0.84	$0.98	$3.30	$3.07

(1)
For the three and nine months ended September 30, 2025, 2.9 million OP Units and 3.0 million OP Units, respectively, and their related income are not included in the diluted earnings per share calculations as they are not dilutive. For the three and nine months ended September 30, 2024, 3.1 million OP Units and their related income are not included in the diluted earnings per share calculations as they are not dilutive.

3. Earnings per OP Unit of MAALP

Basic earnings per common unit is computed using the two-class method by dividing net income available for common unitholders by the weighted average number of OP Units outstanding during the period. All outstanding unvested restricted unit awards contain rights to non-forfeitable distributions and participate in undistributed earnings with common unitholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per common unit. Diluted earnings per common unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units. Both the unvested restricted unit awards and other potentially dilutive common units, and the related impact to earnings, are considered when calculating earnings per common unit on a diluted basis with diluted earnings per common unit being the more dilutive of the treasury stock or two-class methods.

For the three and nine months ended September 30, 2025, MAALP’s diluted earnings per common unit was computed using the treasury stock method, and for the three and nine months ended September 30, 2024, MAALP’s diluted earnings per common unit was computed using the two-class method, as presented below (dollars and units in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Calculation of Earnings per common unit - basic
Net income	$102,044	$118,230	$399,325	$370,502
Unvested restricted units (allocation of earnings)	(52)	(53)	(208)	(163)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$101,070	$117,255	$396,351	$367,573

Weighted average common units - basic	119,960	119,900	119,941	119,865
Earnings per common unit - basic	$0.84	$0.98	$3.30	$3.07

Calculation of Earnings per common unit - diluted
Net income	$102,044	$118,230	$399,325	$370,502
Unvested restricted units (allocation of earnings)	—	(53)	—	(163)
Distributions to MAALP Series I preferred unitholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAALP common unitholders, adjusted	$101,122	$117,255	$396,559	$367,573

Weighted average common units - basic	119,960	119,900	119,941	119,865
Effect of dilutive securities	143	—	218	—
Weighted average common units - diluted	120,103	119,900	120,159	119,865
Earnings per common unit - diluted	$0.84	$0.98	$3.30	$3.07

4. MAA Equity

Changes in MAA’s total equity and its components for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2025	$9	$1,168	$7,431,627	$(1,535,340)	$(6,110)	$147,439	$30,472	$6,069,265
Net income	—	—	—	99,538	—	2,506	—	102,044
Other comprehensive income - derivative instruments	—	—	—	—	418	12	—	430
Issuance and registration of common shares	—	—	144	—	—	—	—	144
Shares repurchased and retired	—	—	(29)	—	—	—	—	(29)
Shares issued in exchange for common units	—	—	391	—	—	(391)	—	—
Redeemable stock fair market value adjustment	—	—	—	1,189	—	—	—	1,189
Adjustment for noncontrolling interests in Operating Partnership	—	—	(56)	—	—	56	—	—
Amortization of unearned compensation	—	—	3,620	—	—	—	—	3,620
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.5150 per share)	—	—	—	(177,377)	—	—	—	(177,377)
Distributions on noncontrolling interests units ($1.5150 per unit)	—	—	—	—	—	(4,457)	—	(4,457)
Contribution from noncontrolling interest	—	—	—	—	—	—	172	172
EQUITY BALANCE SEPTEMBER 30, 2025	$9	$1,168	$7,435,697	$(1,612,912)	$(5,692)	$145,165	$30,644	$5,994,079

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE JUNE 30, 2024	$9	$1,166	$7,409,258	$(1,398,993)	$(7,775)	$157,905	$24,662	$6,186,232
Net income	—	—	—	115,195	—	3,035	—	118,230
Other comprehensive income - derivative instruments	—	—	—	—	416	12	—	428
Issuance and registration of common shares	—	—	8	—	—	—	—	8
Shares issued in exchange for common units	—	—	926	—	—	(926)	—	—
Redeemable stock fair market value adjustment	—	—	—	(2,282)	—	—	—	(2,282)
Adjustment for noncontrolling interests in Operating Partnership	—	—	(57)	—	—	57	—	—
Amortization of unearned compensation	—	—	3,539	—	—	—	—	3,539
Dividends on preferred stock	—	—	—	(922)	—	—	—	(922)
Dividends on common stock ($1.4700 per share)	—	—	—	(171,814)	—	—	—	(171,814)
Distributions on noncontrolling interests units ($1.4700 per unit)	—	—	—	—	—	(4,521)	—	(4,521)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,696	2,696
EQUITY BALANCE SEPTEMBER 30, 2024	$9	$1,166	$7,413,674	$(1,458,816)	$(7,359)	$155,562	$27,358	$6,131,594

Changes in MAA’s total equity and its components for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2024	$9	$1,166	$7,417,453	$(1,469,557)	$(6,940)	$155,409	$27,894	$6,125,434
Net income	—	—	—	389,338	—	9,987	—	399,325
Other comprehensive income - derivative instruments	—	—	—	—	1,248	40	—	1,288
Issuance and registration of common shares	—	1	(806)	—	—	—	—	(805)
Shares repurchased and retired	—		(3,100)	—	—	—	—	(3,100)
Exercise of stock options	—	—	38	—	—	—	—	38
Shares issued in exchange for common units	—	1	6,758	—	—	(6,759)	—	—
Shares issued in exchange for redeemable stock	—	—	2,109	—	—	—	—	2,109
Redeemable stock fair market value adjustment	—	—	—	2,018	—	—	—	2,018
Adjustment for noncontrolling interests in Operating Partnership	—	—	(51)	—	—	51	—	—
Amortization of unearned compensation	—	—	13,296	—	—	—	—	13,296
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.5450 per share)	—	—	—	(531,945)	—	—	—	(531,945)
Distributions on noncontrolling interests units ($4.5450 per unit)	—	—	—	—	—	(13,563)	—	(13,563)
Contribution from noncontrolling interest	—	—	—	—	—	—	2,750	2,750
EQUITY BALANCE SEPTEMBER 30, 2025	$9	$1,168	$7,435,697	$(1,612,912)	$(5,692)	$145,165	$30,644	$5,994,079

	Mid-America Apartment Communities, Inc. Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Operating Partnership	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity
EQUITY BALANCE DECEMBER 31, 2023	$9	$1,168	$7,399,921	$(1,298,263)	$(8,764)	$163,128	$22,756	$6,279,955
Net income	—	—	—	360,897	—	9,605	—	370,502
Other comprehensive income - derivative instruments	—	—	—	—	1,405	43	—	1,448
Issuance and registration of common shares	—	2	(791)	—	—	—	—	(789)
Shares repurchased and retired	—	(1)	(4,973)	—	—	—	—	(4,974)
Shares issued in exchange for common units	—	1	3,528	—	—	(3,529)	—	—
Shares issued in exchange for redeemable stock	—	(4)	2,073	—	—	—	—	2,069
Redeemable stock fair market value adjustment	—	—	—	(3,325)	—	—	—	(3,325)
Adjustment for noncontrolling interests in Operating Partnership	—	—	47	—	—	(47)	—	—
Amortization of unearned compensation	—	—	13,869	—	—	—	—	13,869
Dividends on preferred stock	—	—	—	(2,766)	—	—	—	(2,766)
Dividends on common stock ($4.4100 per share)	—	—	—	(515,359)	—	—	—	(515,359)
Distributions on noncontrolling interests units ($4.4100 per unit)	—	—	—	—	—	(13,638)	—	(13,638)
Contribution from noncontrolling interest	—	—	—	—	—	—	4,602	4,602
EQUITY BALANCE SEPTEMBER 30, 2024	$9	$1,166	$7,413,674	$(1,458,816)	$(7,359)	$155,562	$27,358	$6,131,594

5. MAALP Capital

Changes in MAALP’s total capital and its components for the three months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2025	$5,830,701	$147,439	$66,840	$(6,206)	$30,472	$6,069,246
Net income	98,616	2,506	922	—	—	102,044
Other comprehensive income - derivative instruments	—	—	—	430	—	430
Issuance of units	144	—	—	—	—	144
Units repurchased and retired	(29)	—	—	—	—	(29)
General partner units issued in exchange for limited partner units	391	(391)	—	—	—	—
Redeemable units fair market value adjustment	1,189	—	—	—	—	1,189
Adjustment for limited partners’ capital at redemption value	(68)	68	—	—	—	—
Amortization of unearned compensation	3,620	—	—	—	—	3,620
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.5150 per unit)	(177,377)	(4,457)	—	—	—	(181,834)
Contribution from noncontrolling interest	—	—	—	—	172	172
CAPITAL BALANCE SEPTEMBER 30, 2025	$5,757,187	$145,165	$66,840	$(5,776)	$30,644	$5,994,060

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE JUNE 30, 2024	$5,944,728	$157,905	$66,840	$(7,922)	$24,662	$6,186,213
Net income	114,273	3,035	922	—	—	118,230
Other comprehensive income - derivative instruments	—	—	—	428	—	428
Issuance of units	8	—	—	—	—	8
General partner units issued in exchange for limited partner units	926	(926)	—	—	—	—
Redeemable units fair market value adjustment	(2,282)	—	—	—	—	(2,282)
Adjustment for limited partners’ capital at redemption value	(69)	69	—	—	—	—
Amortization of unearned compensation	3,539	—	—	—	—	3,539
Distributions to preferred unitholders	—	—	(922)	—	—	(922)
Distributions to common unitholders ($1.4700 per unit)	(171,814)	(4,521)	—	—	—	(176,335)
Contribution from noncontrolling interest	—	—	—	—	2,696	2,696
CAPITAL BALANCE SEPTEMBER 30, 2024	$5,889,309	$155,562	$66,840	$(7,494)	$27,358	$6,131,575

Changes in MAALP’s total capital and its components for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2024	$5,882,336	$155,409	$66,840	$(7,064)	$27,894	$6,125,415
Net income	386,572	9,987	2,766	—	—	399,325
Other comprehensive income - derivative instruments	—	—	—	1,288	—	1,288
Issuance of units	(805)	—	—	—	—	(805)
Units repurchased and retired	(3,100)	—	—	—	—	(3,100)
Exercise of unit options	38	—	—	—	—	38
General partner units issued in exchange for limited partner units	6,759	(6,759)	—	—	—	—
Units issued in exchange for redeemable stock	2,109	—	—	—	—	2,109
Redeemable units fair market value adjustment	2,018	—	—	—	—	2,018
Adjustment for limited partners’ capital at redemption value	(91)	91	—	—	—	—
Amortization of unearned compensation	13,296	—	—	—	—	13,296
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.5450 per unit)	(531,945)	(13,563)	—	—	—	(545,508)
Contribution from noncontrolling interest	—	—	—	—	2,750	2,750
CAPITAL BALANCE SEPTEMBER 30, 2025	$5,757,187	$145,165	$66,840	$(5,776)	$30,644	$5,994,060

	Mid-America Apartments, L.P. Unitholders’ Capital
	General Partner	Limited Partners	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Consolidated Real Estate Entities	Total Partnership Capital
CAPITAL BALANCE DECEMBER 31, 2023	$6,036,154	$163,128	$66,840	$(8,942)	$22,756	$6,279,936
Net income	358,131	9,605	2,766	—	—	370,502
Other comprehensive income - derivative instruments	—	—	—	1,448	—	1,448
Issuance of units	(789)	—	—	—	—	(789)
Units repurchased and retired	(4,974)	—	—	—	—	(4,974)
General partner units issued in exchange for limited partner units	3,529	(3,529)	—	—	—	—
Units issued in exchange for redeemable stock	2,069	—	—	—	—	2,069
Redeemable units fair market value adjustment	(3,325)	—	—	—	—	(3,325)
Adjustment for limited partners’ capital at redemption value	4	(4)	—	—	—	—
Amortization of unearned compensation	13,869	—	—	—	—	13,869
Distributions to preferred unitholders	—	—	(2,766)	—	—	(2,766)
Distributions to common unitholders ($4.4100 per unit)	(515,359)	(13,638)	—	—	—	(528,997)
Contribution from noncontrolling interest	—	—	—	—	4,602	4,602
CAPITAL BALANCE SEPTEMBER 30, 2024	$5,889,309	$155,562	$66,840	$(7,494)	$27,358	$6,131,575

6. Borrowings

The following table summarizes the Company’s outstanding debt as of September 30, 2025 (dollars in thousands):

	Balance	Weighted Average Effective Rate	Weighted Average Contract Maturity
Unsecured debt
Fixed rate senior notes	$4,400,000	3.7%	5/9/2031
Variable rate commercial paper program	463,000	4.3%	10/4/2025
Debt issuance costs, discounts and premiums	(26,002)
Total unsecured debt	$4,836,998	3.8%
Secured debt
Fixed rate property mortgages	$363,293	4.4%	1/26/2049
Debt issuance costs	(2,932)
Total secured debt	$360,361	4.4%
Total outstanding debt	$5,197,359	3.8%

Unsecured Revolving Credit Facility

As of September 30, 2025, MAALP had an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bore an interest rate at a rate based on the adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% determined by a credit ratings grid. The revolving credit facility was scheduled to mature in October 2026 with an option to extend for two additional six-month periods. In October 2025, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.5 billion with an option to expand to $2.0 billion. The amended revolving credit facility has a maturity date of January 2030 with two six-month extension options and bears interest at a rate based on the Secured Overnight Financing Rate plus a spread ranging from 0.65% to 1.40% determined by a credit ratings grid, with the current spread at 0.725% based on MAALP’s current credit rating.

As of September 30, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

Unsecured Commercial Paper

As of September 30, 2025, MAALP had an unsecured commercial paper program whereby it issued unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. In October 2025, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding under the program from $625.0 million to $750.0 million.

As of September 30, 2025, MAALP had $463.0 million of borrowings outstanding under the commercial paper program. For the three months ended September 30, 2025, the average daily borrowings outstanding under the commercial paper program were $361.8 million.

Unsecured Senior Notes

As of September 30, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding. The unsecured senior notes had maturities at issuance ranging from 5 to 30 years, with a weighted average maturity in 2031.

Secured Property Mortgages

As of September 30, 2025, MAALP had $363.3 million of fixed rate conventional property mortgages with a weighted average maturity in 2049.

Upcoming Debt Obligations

As of September 30, 2025, MAALP’s debt obligations over the next 12 months consist of $1.163 billion of principal obligations, including $463.0 million of commercial paper borrowings due October 2025, $400.0 million of unsecured senior notes due November 2025, and $300.0 million of unsecured senior notes due September 2026.

7. Financial Instruments and Derivatives

Financial Instruments Not Carried at Fair Value

Cash and cash equivalents, restricted cash and accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair value due to their short term nature.

Fixed rate notes payable as of September 30, 2025 and December 31, 2024 totaled $4.7 billion for each time period and had estimated fair values of $4.5 billion and $4.4 billion (excluding prepayment penalties) as of September 30, 2025 and December 31, 2024, respectively. The fair values of fixed rate debt are determined by using the present value of future cash outflows discounted with the applicable current market rate plus a credit spread. The carrying values of variable rate debt as of September 30, 2025 and December 31, 2024 totaled $463.0 million and $250.0 million, respectively, and the variable rate debt had estimated fair values of $463.0 million and $250.0 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of variable rate debt is determined using the stated variable rate plus the current market credit spread. The variable rates reset at various maturities typically less than 30 days, and management concluded these rates reasonably estimate current market rates.

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2025, the Company had one outstanding series of cumulative redeemable preferred stock, which is referred to as the MAA Series I preferred stock (see Note 8). The Company has recognized a derivative asset related to the redemption feature embedded in the MAA Series I preferred stock. The derivative asset is valued using widely accepted valuation techniques, including a discounted cash flow analysis in which the perpetual value of the preferred shares is compared to the value of the preferred shares assuming the call option is exercised, with the value of the bifurcated call option as the difference between the two values. The analysis reflects the contractual terms of the redeemable preferred shares, which are redeemable at the Company’s option beginning on October 1, 2026 at the redemption price of $50.00 per share. The Company may use various inputs in the analysis, including risk adjusted yields of relevant MAALP bond issuances and yields and spreads of relevant indices, estimated yields on preferred stock instruments from REITs with similar credit ratings as MAA, treasury rates and trading data available of prices of the preferred shares, to determine the fair value of the bifurcated call option.

The redemption feature embedded in the MAA Series I preferred stock is reported as a derivative asset in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to “Other non-operating expense (income)” in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the fair value of the embedded derivative was $16.4 million and $13.2 million, respectively.

The Company has determined the majority of the inputs used to value its outstanding debt and its embedded derivative fall within Level 2 of the fair value hierarchy, and as a result, the fair value valuations of its debt and embedded derivative held as of September 30, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy. The fair value of the Company’s marketable equity securities discussed in Note 1 is based on quoted market prices and are classified as Level 1 in the fair value hierarchy.

Terminated Cash Flow Hedges of Interest

As of September 30, 2025, the Company had $5.8 million recorded in “Accumulated other comprehensive loss,” or AOCL, related to realized losses associated with terminated interest rate swaps that were designated as cash flow hedging instruments prior to their termination. The realized losses associated with the terminated interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s debt and will continue to be reclassified to interest expense until the debt’s maturity. During the next 12 months, the Company estimates an additional $1.5 million will be reclassified to earnings as an increase to “Interest expense.”

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

		Net Loss Reclassified from AOCL into Interest Expense
	Location of Loss Reclassified	Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	from AOCL into Income	2025	2024
Terminated interest rate swaps	Interest expense	$(430)	$(428)
		Nine months ended September 30,
		2025	2024
Terminated interest rate swaps	Interest expense	$(1,288)	$(1,448)

		Gain (Loss) Recognized in Earnings on Derivative
	Location of Gain (Loss) Recognized	Three months ended September 30,
Derivative Not Designated as Hedging Instrument	in Earnings on Derivative	2025	2024
Preferred stock embedded derivative	Other non-operating expense (income)	$2,009	$(18,257)

		Nine months ended September 30,
		2025	2024
Preferred stock embedded derivative	Other non-operating expense (income)	$3,292	$(14,451)

8. Shareholders’ Equity of MAA

As of September 30, 2025, 117,081,742 shares of common stock of MAA and 2,941,839 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 120,023,581 common shares and units. As of September 30, 2024, 116,880,291 shares of common stock of MAA and 3,075,552 OP Units (excluding the OP Units held by MAA) were issued and outstanding, representing a total of 119,955,843 common shares and units.

Preferred Stock

As of September 30, 2025, MAA had one outstanding series of cumulative redeemable preferred stock, which has the following characteristics:

Description	Outstanding Shares	Liquidation Preference(1)	Optional Redemption Date	Redemption Price(2)	Stated Dividend Yield	Approximate Dividend Rate
MAA Series I	867,846	$50.00	10/1/2026	$50.00	8.50%	$4.25
(1)
The total liquidation preference for the outstanding preferred stock is $43.4 million.
(2)
The redemption price is the price at which the preferred stock is redeemable, at MAA’s option, for cash.

See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAA Series I preferred stock.

At-the-Market Share Offering Program

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock, at such times as determined by MAA. MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

9. Partners’ Capital of MAALP

Common units of limited partnership interests in MAALP are represented by OP Units. As of September 30, 2025, there were 120,023,581 OP Units outstanding, 117,081,742, or 97.5%, of which represent Class B OP Units (common units issued to or held by MAALP’s general partner or any of its subsidiaries), which were owned by MAA, MAALP’s general partner. The remaining 2,941,839 OP Units were Class A OP Units owned by Class A limited partners. As of September 30, 2024, there were 119,955,843 OP Units outstanding, 116,880,291, or 97.4%, of which were owned by MAA and 3,075,552 of which were owned by the Class A limited partners.

MAA, as the sole general partner of MAALP, has full, complete and exclusive discretion to manage and control the business of MAALP subject to the restrictions specifically contained within MAALP’s agreement of limited partnership, or the Partnership Agreement. Unless otherwise stated in the Partnership Agreement, this power includes, but is not limited to, acquiring, leasing or disposing of any real property; constructing buildings and making other improvements to properties owned; borrowing money, modifying or extinguishing current borrowings, issuing evidence of indebtedness and securing such indebtedness by mortgage, deed of trust, pledge or other lien on MAALP’s assets; and distribution of MAALP’s cash or other assets in accordance with the Partnership Agreement. MAA can generally, at its sole discretion, issue and redeem OP Units and determine the consideration to be received or the redemption price to be paid, as applicable. The general partner may delegate these and other powers granted to it if the general partner remains in supervision of the designee.

Under the Partnership Agreement, MAALP may issue Class A OP Units and Class B OP Units. Class A OP Units are any OP Units other than Class B OP Units, while Class B OP Units are those issued to or held by MAALP’s general partner or any of its subsidiaries. In general, the limited partners do not have the power to participate in the management or control of MAALP’s business except in limited circumstances, including changes in the general partner and protective rights if the general partner acts outside of the provisions provided in the Partnership Agreement. The transferability of Class A OP Units is also limited by the Partnership Agreement.

Net income of MAALP (after allocations to preferred ownership interests) is allocated to the general partner and limited partners based on their respective ownership percentages of MAALP. Issuance or redemption of additional Class A OP Units or Class B OP Units changes the relative ownership percentage of the partners. The issuance of Class B OP Units generally occurs when MAA issues common stock and the proceeds from that issuance are contributed to MAALP in exchange for the issuance to MAA of a number of OP Units equal to the number of shares of common stock issued. Likewise, if MAA repurchases or redeems outstanding shares of common stock, MAALP generally redeems an equal number of Class B OP Units with similar terms held by MAA for a redemption price equal to the purchase price of those shares of common stock. At each reporting period, the allocation between general partner capital and limited partner capital is adjusted to account for the change in the respective percentage ownership of the underlying capital of MAALP. Holders of the Class A OP Units may require MAA to redeem their Class A OP Units, in which case MAA may, at its option, pay the redemption price either in cash (in an amount per Class A OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA common stock (subject to adjustment under specified circumstances) for each Class A OP Unit so redeemed.

As of September 30, 2025, a total of 2,941,839 Class A OP Units were outstanding and redeemable for 2,941,839 shares of MAA common stock, with an approximate value of $411.1 million, based on the closing price of MAA’s common stock on September 30, 2025 of $139.73 per share. As of September 30, 2024, a total of 3,075,552 Class A OP Units were outstanding and redeemable for 3,075,552 shares of MAA common stock, with an approximate value of $488.7 million, based on the closing price of MAA’s common stock on September 30, 2024 of $158.90 per share. MAALP pays the same per unit distributions in respect to the OP Units as the per share dividends MAA pays in respect to its common stock.

As of September 30, 2025, MAALP had one outstanding series of cumulative redeemable preferred units, or the MAALP Series I preferred units. The MAALP Series I preferred units have the same characteristics as the MAA Series I preferred stock described in Note 8. As of September 30, 2025, 867,846 units of the MAALP Series I preferred units were outstanding and owned by MAA. See Note 7 for details of the valuation of the derivative asset related to the redemption feature embedded in the MAALP Series I preferred units.

10. Commitments and Contingencies

Leases

The Company’s operating leases include a ground lease expiring in 2074 related to one of its apartment communities and an office lease expiring in 2028 related to its corporate headquarters. Both leases contain stated rent increases that are generally intended to compensate for the impact of inflation. The Company also has other commitments related to negligible office and equipment operating leases. As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of approximately 36 years and a weighted average discount rate of approximately 4.6%.

The table below reconciles undiscounted cash flows for each of the first five years and total of the remaining years to the right-of-use lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2025 (in thousands):

Operating Leases
2025	$766
2026	3,093
2027	3,131
2028	1,709
2029	815
Thereafter	54,856
Total minimum lease payments	64,370
Net present value adjustments	(39,577)
Right-of-use lease liabilities	$24,793

Legal Proceedings

In late 2022 and early 2023, approximately 28 putative class action lawsuits were filed against RealPage, Inc., along with over 50 of the largest owners and operators of apartment communities in the country, including the Company (the “RealPage Litigation”), alleging that RealPage and lessors of multifamily residential real estate conspired to artificially inflate the prices of multifamily residential real estate above competitive levels through the use of RealPage’s revenue management software. The plaintiffs are seeking monetary damages and attorneys’ fees and costs and injunctive relief. The Company believes the RealPage Litigation is without merit as it pertains to the Company and plans to vigorously defend the RealPage Litigation. On April 10, 2023, the Joint Panel on Multidistrict Litigation issued an order centralizing the cases in the U.S. District Court for the Middle District of Tennessee for coordinated or consolidated pretrial proceedings. Other lawsuits making similar allegations and seeking similar relief have also been filed. In November 2023, a lawsuit alleging violations of the District of Columbia’s antitrust laws and seeking similar relief was filed in the Superior Court of the District of Columbia by the District of Columbia against RealPage, Inc. and a number of large apartment community owners and operators, including the Company. Similarly, in July 2025, the Commonwealth of Kentucky, through its Attorney General, filed a lawsuit in the U.S. District Court for the Eastern District of Kentucky against RealPage, Inc. and several of the state’s largest landlords, including the Company, alleging violations of federal antitrust laws and state consumer protection laws, among other things. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. As these proceedings are ongoing, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its results of operations.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business operations. While the resolution of these matters cannot be predicted with certainty, management does not currently believe that these matters, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the event of a negative outcome. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.

As of September 30, 2025 and December 31, 2024, the Company’s accrual for loss contingencies relating to unresolved legal matters, including the cost to defend, was $11.7 million and $11.1 million in the aggregate, respectively. The loss contingencies are presented in “Accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

11. Segment Information

As of September 30, 2025, the Company owned and operated 293 multifamily apartment communities (which does not include development communities under construction) in 16 different states from which it derived all significant sources of earnings and operating cash flows. The Company views each consolidated apartment community as an operating segment. The Company’s chief operating decision maker, which is the Company’s Chief Executive Officer, evaluates performance and determines resource allocations of each of the apartment communities on a Same Store and Non-Same Store and Other basis, as well as an individual apartment community basis. The Company has aggregated its operating segments into two reportable segments as management believes the apartment communities in each reportable segment generally have similar economic characteristics, facilities, services and residents.

The following reflects the two reportable segments for the Company:

•
Same Store includes communities that the Company has owned and have been stabilized for at least a full 12 months as of the first day of the calendar year.
•
Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have experienced a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in Non-Same Store and Other are non-multifamily activities and expenses related to severe weather events, including hurricanes and winter storms.

On the first day of each calendar year, the Company determines the composition of its Same Store and Non-Same Store and Other reportable segments for that year as well as adjusts the previous year, which allows the Company to evaluate full period-over-period operating comparisons. Communities previously in development or lease-up are added to the Same Store segment on the first day of the calendar year after the community has been owned and stabilized for at least a full 12 months. Communities are considered stabilized when achieving 90% average physical occupancy for 90 days.

The chief operating decision maker utilizes net operating income, or NOI, in evaluating the performance of the operating segments. Total NOI represents total property revenues less total property operating expenses, excluding depreciation and amortization, for all properties held during the period regardless of their status as held for sale. Management believes that NOI is a helpful tool in evaluating the operating performance of the segments because it measures the core operations of property performance by excluding corporate level expenses and other items not directly related to property operating performance.

Revenues and NOI for each reportable segment for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Same Store
Rental revenues	$517,258	$518,924	$1,547,421	$1,551,887
Other property revenues	3,603	3,354	11,220	9,344
Total Same Store revenues	520,861	522,278	1,558,641	1,561,231
Non-Same Store and Other
Rental revenues	33,238	28,455	93,656	78,098
Other property revenues	274	393	1,273	1,854
Total Non-Same Store and Other revenues	33,512	28,848	94,929	79,952
Total rental and other property revenues	$554,373	$551,126	$1,653,570	$1,641,183
Expenses:
Same Store
Real estate taxes	$65,852	$64,796	$198,207	$200,619
Personnel	44,715	42,853	129,548	123,589
Utilities	37,166	35,917	104,693	100,320
Building repair and maintenance	27,328	26,696	76,921	74,498
Office operations	8,699	8,763	27,579	25,639
Insurance	7,807	8,284	24,719	24,564
Marketing	7,266	7,063	22,539	21,142
Total Same Store expenses	198,833	194,372	584,206	570,371
Non-Same Store and Other
Total Non-Same Store and Other expenses	17,231	17,189	47,865	44,788
Total property operating expenses, excluding depreciation and amortization	$216,064	$211,561	$632,071	$615,159
Net Operating Income:
Same Store NOI	$322,028	$327,906	$974,435	$990,860
Non-Same Store and Other NOI	16,281	11,659	47,064	35,164
Total NOI	338,309	339,565	1,021,499	1,026,024
Depreciation and amortization	(156,650)	(146,722)	(462,521)	(434,764)
Property management expenses	(18,183)	(17,265)	(56,272)	(54,461)
General and administrative expenses	(12,525)	(12,728)	(40,957)	(42,444)
Interest expense	(46,277)	(42,726)	(136,549)	(124,352)
Gain (loss) on sale of depreciable real estate assets	—	—	71,842	(25)
Other non-operating (expense) income	(1,253)	(1,678)	4,303	2,604
Income tax expense	(1,766)	(670)	(3,404)	(3,485)
Income from real estate joint venture	389	454	1,384	1,405
Net income attributable to noncontrolling interests	(2,506)	(3,035)	(9,987)	(9,605)
Dividends to MAA Series I preferred shareholders	(922)	(922)	(2,766)	(2,766)
Net income available for MAA common shareholders	$98,616	$114,273	$386,572	$358,131

Assets for each reportable segment as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Same Store	$9,674,900	$9,840,140
Non-Same Store and Other	2,096,691	1,814,597
Corporate	154,994	157,632
Total assets	$11,926,585	$11,812,369

12. Real Estate Acquisitions and Dispositions

Acquisitions

In August 2025, the Company closed on the acquisition of a 318-unit multifamily apartment community located in Kansas City, Kansas for approximately $96 million. The acquisition was determined to be an asset acquisition for accounting purposes and the purchase price was therefore allocated to the assets acquired based on their relative fair values. See Note 1 for additional disclosures regarding fair value measurements. In June 2025, the Company acquired a 19-acre land parcel in Charleston, South Carolina for approximately $9 million.

In September and May 2024, the Company closed on the acquisitions of a 310-unit multifamily apartment community located in Orlando, Florida for approximately $84 million and a 306-unit multifamily apartment community located in Raleigh, North Carolina for approximately $81 million, respectively, each of which was accounted for as an asset acquisition. In August and April 2024, the Company also acquired a 3-acre land parcel in Richmond, Virginia for approximately $14 million and a 13-acre land parcel in Phoenix, Arizona for approximately $11 million, respectively.

Dispositions

In March 2025, the Company closed on the dispositions of a 336-unit and a 240-unit multifamily apartment community located in Columbia, South Carolina for net proceeds of approximately $81 million, resulting in gain on the sale of depreciable real estate assets of approximately $72 million. During the nine months ended September 30, 2025, the Company did not dispose of any land parcels.

During the nine months ended September 30, 2024, the Company did not dispose of any multifamily apartment communities or land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes the financial condition and results of operations of both MAA and the Operating Partnership, of which MAA is the sole general partner and in which MAA owned a 97.5% interest as of September 30, 2025. MAA conducts all of its business through the Operating Partnership and its various subsidiaries. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

MAA, an S&P 500 company, is a multifamily-focused, self-administered and self-managed real estate investment trust, or REIT. We own, operate, acquire and selectively develop apartment communities primarily located in the Southeast, Southwest and Mid-Atlantic regions of the U.S. As of September 30, 2025, we owned and operated 293 apartment communities (which does not include development communities under construction) through the Operating Partnership and its subsidiaries, and had an ownership interest in one apartment community through an unconsolidated real estate joint venture. In addition, as of September 30, 2025, we had seven development communities under construction, and 35 of our apartment communities included retail components. Our apartment communities, including development communities under construction, were located across 16 states and the District of Columbia as of September 30, 2025.

We report in two segments, Same Store and Non-Same Store and Other. Our Same Store segment represents those apartment communities that have been owned and stabilized for at least 12 months as of the first day of the calendar year. Communities are considered stabilized when achieving 90% average physical occupancy for 90 days. Our Non-Same Store and Other segment includes recently acquired communities, communities being developed or in lease-up, communities that have been disposed of or identified for disposition, communities that have incurred a significant casualty loss and stabilized communities that do not meet the requirements to be Same Store communities. Also included in our Non-Same Store and Other segment are non-multifamily activities and expenses related to severe weather events, including hurricanes and winter storms. Additional information regarding the composition of our segments is included in Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements do not discuss historical fact, but instead are statements related to expectations, projections, intentions, assumptions and beliefs regarding the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “projects,” “assumes,” “will,” “may,” “could,” “should,” “budget,” “target,” “outlook,” “proforma,” “opportunity,” “guidance” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding expected operating performance and results, property stabilizations, property acquisition and disposition activity, joint venture activity, development and renovation activity and other capital expenditures, and capital raising and financing activity, as well as lease pricing, revenue and expense growth, occupancy, interest rate and other economic expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, as described below, which may cause our actual results, performance, achievements or outcomes to be materially different from the future results, performance, achievements or outcomes expressed or implied by such forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that the results, performance, achievements or outcomes described in such statements will be achieved.

The following factors, among others, could cause our actual results, performance, achievements or outcomes to differ materially from those expressed or implied in the forward-looking statements:

•
adverse effects on occupancy levels and rental revenues due to unfavorable market and economic conditions;
•
exposure to risks inherent in investments in a single industry and sector;
•
adverse changes in real estate markets, including the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets which we may seek to enter in the future, limitations on our ability to increase or collect rental rates, competition, our ability to identify and consummate attractive acquisitions or development projects on favorable terms, our ability to consummate any planned dispositions in a timely manner on acceptable terms, and our ability to reinvest sale proceeds in a manner that generates favorable returns;
•
failure of development communities to be completed within budget and on a timely basis, if at all, to lease-up as anticipated or to achieve anticipated results;
•
unexpected capital needs;
•
material changes in operating costs, including real estate taxes, utilities and insurance costs, due to inflation and other factors;
•
inability to obtain appropriate insurance coverage at reasonable rates, or at all, losses due to uninsured risks, deductibles and self-insured retentions, or losses from catastrophes in excess of coverage limits;
•
ability to obtain financing at favorable rates, if at all, or refinance existing debt as it matures;
•
level and volatility of interest or capitalization rates or capital market conditions;
•
the effect of any rating agency actions on the cost and availability of new debt financing;
•
the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, which could cause continued or worsening economic and market volatility, and regulatory responses thereto;
•
significant change in the mortgage financing market or other factors that would cause single-family housing or other alternative housing options, either as an owned or rental product, to become a more significant competitive product;
•
ability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, the ability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of our taxable REIT subsidiaries to maintain their status as such for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•
inability to attract and retain qualified personnel;
•
cyber liability or potential liability for breaches of our or our service providers’ information technology systems, or business operations disruptions;
•
potential liability for environmental contamination;
•
changes in the legal requirements we are subject to, or the imposition of new legal requirements, that adversely affect our operations;
•
extreme weather and natural disasters;
•
disease outbreaks and other public health events and measures that are taken by federal, state and local governmental authorities in response to such outbreaks and events;
•
impact of climate change on our properties or operations;
•
legal proceedings or class action lawsuits;
•
impact of reputational harm caused by negative press or social media postings of our actions or policies, whether or not warranted;
•
compliance costs associated with numerous federal, state and local laws and regulations; and
•
other risks identified in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2024 or in other reports we file with the Securities and Exchange Commission, or the SEC, from time to time.

Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events, circumstances or changes in expectations after the date on which this Quarterly Report on Form 10-Q is filed.

Overview of the Three Months Ended September 30, 2025

For the three months ended September 30, 2025, net income available for MAA common shareholders was $98.6 million as compared to $114.3 million for the three months ended September 30, 2024. Results for the three months ended September 30, 2025 included $8.9 million of accrued legal defense costs, partially offset by $5.4 million of non-cash gain from investments and $2.0 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. Results for the three months ended September 30, 2024 included $18.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, $11.0 million of gain on the consolidation of a third-party development and $5.7 million of net casualty related recoveries. Revenues for the three months ended September 30, 2025 increased 0.6% as compared to the three months ended September 30, 2024. Property operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2025 increased by 2.1% as compared to the three months ended September 30, 2024. The primary drivers of these changes are discussed in the “Results of Operations” section.

Trends

During the three months ended September 30, 2025, the change in revenue for our Same Store segment was primarily driven by average effective rent per unit. The average effective rent per unit for our Same Store segment decreased to $1,693 for the three months ended September 30, 2025 as compared to $1,700 for the three months ended September 30, 2024, a 0.4% decrease for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Average effective rent per unit represents the average of gross rent amounts, after the effect of leasing concessions, for occupied apartment units plus prevalent market rates asked for unoccupied apartment units, divided by the total number of units. Leasing concessions represent discounts to the current market rate. We believe average effective rent per unit is a helpful measurement in evaluating average pricing; however, it does not represent actual rental revenue collected per unit.

For the three months ended September 30, 2025, average physical occupancy for our Same Store segment was 95.6% as compared to 95.7% for the three months ended September 30, 2024. Average physical occupancy is a measurement of the total number of our apartment units that are occupied by residents, and it represents the average of the daily physical occupancy for the period.

As of September 30, 2025, resident turnover for our Same Store segment was 40.2% as compared to 42.8% as of September 30, 2024. Resident turnover represents resident move outs, excluding transfers within the Same Store segment, as a percentage of expiring leases on a trailing twelve-month basis as of the end of the reported period.

An important part of our portfolio strategy is to maintain diversity of markets, submarkets, product types and price points in the Southeast, Southwest and Mid-Atlantic regions of the U.S. We have multifamily assets in 38 defined markets, with a presence in approximately 150 submarkets and a mixture of garden-style, mid-rise and high-rise communities. This diversity helps to mitigate exposure to economic issues, including supply and demand factors, in any one geographic market or area. We believe that a well-balanced portfolio, including both urban and suburban locations, with a broad range of monthly rent price points, will provide higher performance and lower volatility throughout the full economic cycle.

Demand for apartments in our markets was solid during the third quarter of 2025, as evidenced by strong renewal pricing, solid traffic patterns and lead volumes along with stable occupancy and low resident turnover. We believe demand for apartments is primarily driven by general economic conditions in our markets and is particularly correlated to job growth, population growth, household formation, in-migration and housing affordability over the long term. We continue to monitor pressures surrounding housing supply, inflation trends and general economic conditions. A worsening of the current environment could contribute to uncertain rent collections going forward, suppress demand for apartments and could drive lower rent growth on new leases and renewals than what we achieved in the three and nine months ended September 30, 2025. New supply delivering into several of our markets continues to be absorbed in a steady manner as the demand for apartment housing remains solid. We continue to believe that we will continue to see a decline in new apartment deliveries in calendar year 2026.

Access to the financial markets remains available for high-credit rated borrowers, such as ourselves. However, overall borrowing costs remain at elevated levels as compared to our in-place fixed rate debt, and we expect this trend to continue. As of September 30, 2025, we had $463.0 million of variable rate debt outstanding under our commercial paper program. Our continued exposure to elevated interest rates will be a result of additional variable rate borrowings and future financing activities.

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

For the three months ended September 30, 2025, we achieved net income available for MAA common shareholders of $98.6 million, a 13.7% decrease as compared to the three months ended September 30, 2024, and total revenue growth of $3.2 million, representing a 0.6% increase in property revenues as compared to the three months ended September 30, 2024. The following discussion describes the primary drivers of the decrease in net income available for MAA common shareholders for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Property Revenues

The following table reflects our property revenues by segment for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three months ended September 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$520,861	$522,278	$(1,417)	(0.3)%
Non-Same Store and Other	33,512	28,848	4,664	16.2%
Total	$554,373	$551,126	$3,247	0.6%

The Same Store segment generated a 0.3% decrease in revenues for the three months ended September 30, 2025, primarily the result of average effective rent per unit decrease of 0.4% as compared to the three months ended September 30, 2024. The increase in property revenues from the Non-Same Store and Other segment for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three months ended September 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$198,833	$194,372	$4,461	2.3%
Non-Same Store and Other	17,231	17,189	42	0.2%
Total	$216,064	$211,561	$4,503	2.1%

The increase in property operating expenses for our Same Store segment for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by increases in personnel expense of $1.9 million, utilities expense of $1.2 million, and property tax expense of $1.1 million. The increase in property operating expenses from the Non-Same Store and Other segment for the three months ended September 30, 2025 as compared to three months ended September 30, 2024 was primarily the result of increased operating expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2025 was $156.7 million, an increase of $9.9 million as compared to the three months ended September 30, 2024. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after September 30, 2024 in the normal course of business through September 30, 2025.

Other Income and Expenses

Property management expenses for the three months ended September 30, 2025 were $18.2 million, an increase of $0.9 million as compared to the three months ended September 30, 2024. General and administrative expenses for the three months ended September 30, 2025 were $12.5 million, a decrease of $0.2 million as compared to the three months ended September 30, 2024.

Interest expense for the three months ended September 30, 2025 was $46.3 million, an increase of $3.6 million as compared to the three months ended September 30, 2024. The increase was due to an increase in our average outstanding debt balance during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Other non-operating expense (income) for the three months ended September 30, 2025 was $1.3 million of expense, a decrease of $0.4 million as compared to the three months ended September 30, 2024. The expense for the three months ended September 30, 2025 was primarily driven by $8.9 million of accrued legal defense costs, partially offset by $5.4 million of non-cash gain from investments and $2.0 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares. The expense for the three months ended September 30, 2024 was primarily driven by $18.3 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $11.0 million of gain on the consolidation of a third-party development and $5.7 million of net casualty related recoveries.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

For the nine months ended September 30, 2025, we achieved net income available for MAA common shareholders of $386.6 million, a 7.9% increase as compared to the nine months ended September 30, 2024, and total revenue growth of $12.4 million, representing a 0.8% increase in property revenues as compared to the nine months ended September 30, 2024. The following discussion describes the primary drivers of the increase in net income available for MAA common shareholders for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Property Revenues

The following table reflects our property revenues by segment for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$1,558,641	$1,561,231	$(2,590)	(0.2)%
Non-Same Store and Other	94,929	79,952	14,977	18.7%
Total	$1,653,570	$1,641,183	$12,387	0.8%

The Same Store segment generated a 0.2% decrease in revenues for the nine months ended September 30, 2025, primarily the result of average effective rent per unit decrease of 0.5% as compared to the nine months ended September 30, 2024. The increase in property revenues from the Non-Same Store and Other segment for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily the result of increased revenues from completed units in development communities and recently acquired communities.

Property Operating Expenses

Property operating expenses include costs for property personnel, building repairs and maintenance, real estate taxes, insurance, utilities and other operating expenses. The following table reflects our property operating expenses by segment for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,
	2025	2024	Increase (decrease)	% Change
Same Store	$584,206	$570,371	$13,835	2.4%
Non-Same Store and Other	47,865	44,788	3,077	6.9%
Total	$632,071	$615,159	$16,912	2.7%

The increase in property operating expenses for our Same Store segment for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by increases in personnel expense of $6.0 million, utilities expense of $4.4 million, building repair and maintenance expense of $2.4 million, office operations expense of $1.9 million, and marketing expense of $1.4 million, partially offset by a decrease in property tax expense of $2.4 million. The increase in property operating expenses from the Non-Same Store and Other segment for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 was primarily the result of increased operating expenses from completed development communities and recently acquired communities.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2025 was $462.5 million, an increase of $27.8 million as compared to the nine months ended September 30, 2024. The increase was primarily driven by the recognition of depreciation expense associated with our completed development communities, acquisitions and capital spend activities completed after September 30, 2024 in the normal course of business through September 30, 2025.

Other Income and Expenses

Property management expenses for the nine months ended September 30, 2025 were $56.3 million, an increase of $1.8 million as compared to the nine months ended September 30, 2024. General and administrative expenses for the nine months ended September 30, 2025 were $41.0 million, a decrease of $1.5 million as compared to the nine months ended September 30, 2024.

Interest expense for the nine months ended September 30, 2025 was $136.5 million, an increase of $12.2 million as compared to the nine months ended September 30, 2024. The increase was due to an increase in our average outstanding debt balance and an increase of 11 basis points in our effective interest rate, partially offset by an increase in capitalized interest during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other non-operating expense (income) for the nine months ended September 30, 2025 was $4.3 million of income, an increase of $1.7 million as compared to the nine months ended September 30, 2024. The income for the nine months ended September 30, 2025 was primarily driven by $5.8 million of non-cash gain from investments, $3.7 million of net casualty related recoveries, and $3.3 million of non-cash gain related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares, partially offset by $8.9 million of accrued legal defense costs. The income for the nine months ended September 30, 2024 was primarily driven by $11.0 million of gain on the consolidation of a third-party development, $9.7 million of net casualty related recoveries and $3.7 million of non-cash gain from investments, partially offset by $14.5 million of non-cash loss related to the fair value adjustment of the embedded derivative in the MAA Series I preferred shares and $8.0 million of accrued legal defense costs.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Funds from operations, or FFO, a non-GAAP financial measure, represents net income available for MAA common shareholders (computed in accordance with U.S. generally accepted accounting principles, or GAAP) excluding gains or losses on disposition of operating properties, asset impairment and gain on consolidation of third-party development, plus depreciation and amortization of real estate assets, net income attributable to noncontrolling interests and adjustments for joint ventures. Because net income attributable to noncontrolling interests is added back, FFO, when used in this Quarterly Report on Form 10-Q, represents FFO attributable to common shareholders and unitholders.

FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that FFO is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets and gain on sale of depreciable real estate assets. We believe that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. While our calculation of FFO is in accordance with the National Association of Real Estate Investment Trusts’, or NAREIT’s, definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

Core FFO represents FFO as adjusted for items that are not considered part of our core business operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments, net of tax; casualty related (recoveries) and charges, net; gain or loss on debt extinguishment; legal costs, settlements and (recoveries), net, and mark-to-market debt adjustments. Because net income attributable to noncontrolling interests is added back to FFO, Core FFO, when used in this Quarterly Report on Form 10-Q, represents Core FFO attributable to common shareholders and unitholders.

Core FFO should not be considered as an alternative to net income available for MAA common shareholders, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity. Management believes that Core FFO is helpful in understanding our core operating performance between periods in that it removes certain items that by their nature are not comparable over periods and therefore tend to obscure actual operating performance from rental activities. While our definition of Core FFO may be similar to others in the industry, our methodology for calculating Core FFO may differ from that utilized by other REITs and, accordingly, may not be comparable to such other REITs.

The following table presents a reconciliation of net income available for MAA common shareholders to FFO attributable to common shareholders and unitholders and Core FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2025 and 2024, as we believe net income available for MAA common shareholders is the most directly comparable GAAP measure (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available for MAA common shareholders	$98,616	$114,273	$386,572	$358,131
Depreciation and amortization of real estate assets	155,267	145,256	458,407	430,470
(Gain) loss on sale of depreciable real estate assets	—	—	(71,842)	25
MAA’s share of depreciation and amortization of real estate assets of real estate joint venture	168	157	499	466
Gain on consolidation of third-party development (1)	—	(11,033)	—	(11,033)
Net income attributable to noncontrolling interests	2,506	3,035	9,987	9,605
FFO attributable to common shareholders and unitholders	256,557	251,688	783,623	787,664
(Gain) loss on embedded derivative in preferred shares (1)	(2,009)	18,257	(3,292)	14,451
(Gain) loss on investments, net of tax (1) (2)	(4,396)	533	(4,733)	(2,873)
Casualty related (recoveries) and charges, net (1)	(127)	(5,714)	(3,695)	(9,664)
Legal costs, settlements and (recoveries), net (1) (3)	8,908	—	8,908	8,000
Core FFO attributable to common shareholders and unitholders	$258,933	$264,764	$780,811	$797,578
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, gain on investments is presented net of tax expense of $1.0 million, $1.0 million and $0.8 million, respectively. For the three months ended September 30, 2024, loss on investments is presented net of tax benefit of $0.1 million.
(3)
For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, we recognized $8.9 million, $8.9 million and $8.0 million, respectively, of accrued legal defense costs that are expected to be incurred through July 2027.

Core FFO attributable to common shareholders and unitholders for the three months ended September 30, 2025 was $258.9 million, a decrease of $5.8 million as compared to the three months ended September 30, 2024, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $4.5 million, interest expenses of $3.6 million, and property management expenses of $0.9 million, partially offset by an increase in property revenues of $3.2 million.

Core FFO attributable to common shareholders and unitholders for the nine months ended September 30, 2025 was $780.8 million, a decrease of $16.8 million as compared to the nine months ended September 30, 2024, primarily as a result of increases in property operating expenses, excluding depreciation and amortization, of $16.9 million, interest expenses of $12.2 million, and property management expenses of $1.8 million, partially offset by an increase in property revenues of $12.4 million and a decrease in general and administrative expenses of $1.5 million.

Net Debt, EBITDA, EBITDAre, and Adjusted EBITDAre

Net debt, a non-GAAP financial measure, represents unsecured notes payable, net and secured notes payable, net less cash and cash equivalents and 1031(b) exchange proceeds included in restricted cash. Management considers net debt a helpful tool in evaluating our debt position. Net debt should not be considered as an alternative to any GAAP measurement as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, a non-GAAP financial measure, represents net income (computed in accordance with GAAP) plus depreciation and amortization, interest expense, and income taxes. As an owner and operator of real estate, management considers EBITDA to be an important measure of performance from core operations because EBITDA excludes various expense items that are not indicative of operating performance. EBITDA should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

EBITDAre is composed of EBITDA adjusted for the gain or loss on sale of depreciable assets, gain on consolidation of third-party development and adjustments to reflect our share of EBITDAre of an unconsolidated affiliate. As an owner and operator of real estate, management considers EBITDAre to be an important measure of performance from core operations because EBITDAre excludes various expense items that are not indicative of operating performance. While our definition of EBITDAre is in accordance with NAREIT’s definition, it may differ from the methodology utilized by other REITs to calculate EBITDAre and, accordingly, may not be comparable to such other REITs. EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Adjusted EBITDAre is comprised of EBITDAre further adjusted for items that are not considered part of our core operations such as adjustments related to the fair value of the embedded derivative in the MAA Series I preferred shares; gain or loss on sale of non-depreciable assets; gain or loss on investments; casualty related (recoveries) and charges, net; gain or loss on debt extinguishment; and legal costs, settlements and (recoveries), net. As an owner and operator of real estate, management considers Adjusted EBITDAre to be an important measure of performance from core operations because Adjusted EBITDAre excludes various income and expense items that are not indicative of operating performance. Our computation of Adjusted EBITDAre may differ from the methodology utilized by other REITs to calculate Adjusted EBITDAre. Adjusted EBITDAre should not be considered as an alternative to net income, or any other GAAP measurement, as an indicator of operating performance or as an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

Management monitors its debt levels to a ratio of net debt to Adjusted EBITDAre in order to maintain our investment grade credit ratings. We believe this is an important factor in the management of our debt levels to maintain an optimal capital structure, and it is also considered in the assignment of our credit ratings. Adjusted EBITDAre is measured on a trailing twelve-month basis.

The following table presents a reconciliation of unsecured notes payable, net and secured notes payable, net to net debt as of September 30, 2025 and December 31, 2024, as we believe unsecured notes payable, net and secured notes payable, net, combined, is the most directly comparable GAAP measure (dollars in thousands):

	September 30, 2025	December 31, 2024
Unsecured notes payable, net	$4,836,998	$4,620,690
Secured notes payable, net	360,361	360,267
Total debt	5,197,359	4,980,957
Cash and cash equivalents	(32,249)	(43,018)
Net debt	$5,165,110	$4,937,939

The following table presents a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre for the trailing twelve months ended September 30, 2025 and December 31, 2024, as we believe net income is the most directly comparable GAAP measure (dollars in thousands):

	Twelve Months Ended
	September 30, 2025	December 31, 2024
Net income	$570,399	$541,576
Depreciation and amortization	613,373	585,616
Interest expense	180,741	168,544
Income tax expense	5,159	5,240
EBITDA	1,369,672	1,300,976
Gain on sale of depreciable real estate assets	(126,870)	(55,003)
Gain on consolidation of third-party development (1)	(206)	(11,239)
Adjustments to reflect the Company’s share of EBITDAre of an unconsolidated affiliate	1,395	1,363
EBITDAre	1,243,991	1,236,097
Loss on embedded derivative in preferred shares (1)	1,008	18,751
Gain on investments (1)	(9,913)	(7,809)
Casualty related (recoveries) and charges, net (1)	(3,357)	(9,326)
Legal costs, settlements and (recoveries), net (1) (2)	10,345	9,437
Adjusted EBITDAre	$1,242,074	$1,247,150
(1)
Included in “Other non-operating expense (income)” in the Condensed Consolidated Statements of Operations.
(2)
For the trailing twelve months ended September 30, 2025 and December 31, 2024, in accordance with our accounting policies, we recognized $8.9 million and $8.0 million, respectively, of accrued legal defense costs that are expected to be incurred through July 2027.

Our net debt to Adjusted EBITDAre ratio as of September 30, 2025 was 4.2x, as compared to a ratio of 4.0x as of December 31, 2024. Adjusted EBITDAre decreased $5.1 million for the trailing twelve months ended September 30, 2025 as compared to the trailing twelve months ended December 31, 2024, while net debt increased $227.2 million as of September 30, 2025 as compared to December 31, 2024. The decrease in Adjusted EBITDAre was primarily due to increases in property operating expenses, excluding depreciation and amortization, and property management expenses, partially offset by an increase in property revenues and a decrease in general and administrative expenses, while the increase in net debt was primarily due to an increase in unsecured notes payable, net, and a decrease in cash and cash equivalents. The increase in unsecured notes payable, net was primarily driven by an increase in cash requirements to fund acquisition and development activities.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as well as general economic and market conditions, are the principal factors affecting our liquidity and capital resources.

We expect that our primary uses of cash will be to fund our ongoing operating needs, to fund our ongoing capital spending requirements, which relate primarily to our development, redevelopment and property repositioning activities, to repay maturing borrowings, to fund the future acquisition of assets and to pay shareholder dividends. We expect to meet our cash requirements through net cash flows from operating activities, existing unrestricted cash and cash equivalents, borrowings under our commercial paper program and our revolving credit facility, the future issuance of debt and equity and the future disposition of assets.

We historically have had positive net cash flows from operating activities. We believe that future net cash flows generated from operating activities, existing unrestricted cash and cash equivalents, borrowing capacity under our current commercial paper program and revolving credit facility, and our ability to issue debt and equity will provide sufficient liquidity to fund the cash requirements for our business over the next 12 months and the foreseeable future.

As of September 30, 2025, we had $814.7 million of combined unrestricted cash and cash equivalents and available capacity under our revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities was $816.5 million for the nine months ended September 30, 2025, a decrease of $42.7 million as compared to the nine months ended September 30, 2024. The decrease in operating cash flows was primarily driven by the timing of cash payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $492.7 million for the nine months ended September 30, 2025, a decrease of $158.9 million as compared to the nine months ended September 30, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash (outflow) inflow
	during the nine months ended September 30,		Increase (Decrease)
	2025	2024	in Net Cash
Purchases of real estate and other assets	$(104,880)	$(189,104)	$84,224
Capital improvements and other	(257,163)	(235,856)	(21,307)
Development costs	(207,295)	(255,216)	47,921
Contributions to affiliates	(8,175)	(1,874)	(6,301)
Proceeds from sale of marketable equity securities	—	9,975	(9,975)
Proceeds from real estate asset dispositions	81,128	—	81,128
Net proceeds from insurance recoveries	3,692	20,203	(16,511)

The decrease in cash outflows for purchases of real estate and other assets was driven by the number of the real estate assets acquired during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We acquired one apartment community and one land parcel during the nine months ended September 30, 2025 while we acquired two apartment communities and two land parcels during the nine months ended September 30, 2024. The increase in cash outflows for capital improvements and other was primarily driven by increased capital spend relating to our property redevelopment and repositioning activities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in cash outflows for development costs was primarily driven by decreased development activity during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in cash outflows for contributions to affiliates was driven by a larger amount of investments made in the technology-focused limited partnerships during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in cash inflows from proceeds from sale of marketable equity securities resulted from no marketable equity securities being sold during the nine months ended September 30, 2025 as compared to the sale of marketable equity securities during the nine months ended September 30, 2024. The increase in cash inflows from proceeds from real estate asset dispositions resulted from the dispositions of two multifamily communities during the nine months ended September 30, 2025 as compared to no dispositions of real estate assets during the nine months ended September 30, 2024. The decrease in cash inflows from net proceeds from insurance recoveries was driven by decreased insurance reimbursements received for storm-related casualty claims during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities was $334.6 million for the nine months ended September 30, 2025, an increase of $136.0 million as compared to the nine months ended September 30, 2024. The primary drivers of the change were as follows (dollars in thousands):

	Primary drivers of cash inflow (outflow)
	during the nine months ended September 30,		Increase (Decrease)
	2025	2024	in Net Cash
Net proceeds from (payments of) commercial paper	$213,000	$(5,000)	$218,000
Proceeds from notes payable	—	744,551	(744,551)
Principal payments on notes payable	—	(400,000)	400,000
Payment of deferred financing costs	—	(7,150)	7,150
Dividends paid on common shares	(531,645)	(515,085)	(16,560)

The increase in cash inflows related to net proceeds from (payments of) commercial paper was driven by the increase in net borrowings of $213.0 million on our commercial paper program during the nine months ended September 30, 2025 as compared to the decrease in net borrowings of $5.0 million on our commercial paper program during the nine months ended September 30, 2024. The decrease in cash inflows from proceeds from notes payable resulted from no issuance of unsecured senior notes during the nine months ended September 30, 2025 as compared to the issuance of $750.0 million of unsecured senior notes during the nine months ended September 30, 2024. The decrease in cash outflows related to principal payments on notes payable resulted from no retirement of unsecured senior notes during the nine months ended September 30, 2025 as compared to the retirement of $400.0 million of unsecured senior notes during the during the nine months ended September 30, 2024. The decrease in cash outflows related to payment of deferred financing costs resulted from no payments of deferred financing costs during the nine months ended September 30, 2025 as compared to the closing costs of $7.2 million related to the issuance of $750.0 million of unsecured senior notes during the nine months ended September 30, 2024. The increase in cash outflows from dividends paid on common shares primarily resulted from the increase in the dividend rate to $4.5450 per share during the nine months ended September 30, 2025 as compared to the dividend rate of $4.4100 per share during the nine months ended September 30, 2024.

Debt

The following schedule reflects our outstanding debt as of September 30, 2025 (dollars in thousands):

	Principal Balance	Average Years to Rate Maturity	Weighted Average Effective Rate
Unsecured debt
Fixed rate senior notes	$4,400,000	5.6	3.7%
Variable rate commercial paper program	463,000	0.1	4.3%
Debt issuance costs, discounts and premiums	(26,002)
Total unsecured debt	$4,836,998	5.0	3.8%
Secured debt
Fixed rate property mortgages	$363,293	23.3	4.4%
Debt issuance costs	(2,932)
Total secured debt	$360,361	23.3	4.4%
Total debt	$5,197,359	6.3	3.8%

The following schedule presents the contractual maturity dates of our outstanding debt, net of debt issuance costs, discounts and premiums, as of September 30, 2025 (dollars in thousands):

	Commercial Paper⁽¹⁾ & Revolving Credit Facility⁽²⁾	Senior Notes	Property Mortgages	Total
2025	$463,000	$399,934	$—	$862,934
2026	—	299,323	—	299,323
2027	—	598,710	—	598,710
2028	—	398,367	—	398,367
2029	—	555,214	—	555,214
2030	—	298,487	—	298,487
2031	—	446,795	—	446,795
2032	—	395,241	—	395,241
2033	—	—	—	—
2034	—	344,306	—	344,306
Thereafter	—	637,621	360,361	997,982
Total	$463,000	$4,373,998	$360,361	$5,197,359
(1)
There was $463.0 million outstanding under MAALP’s unsecured commercial paper program as of September 30, 2025. Under the terms of the program, MAALP may issue up to a maximum aggregate amount outstanding at any time of $625.0 million. For the three months ended September 30, 2025, the average daily borrowings outstanding under the commercial paper program were $361.8 million.
(2)
There were no borrowings outstanding under MAALP’s $1.25 billion unsecured revolving credit facility as of September 30, 2025.

The following schedule reflects the maturities and average effective interest rates of our outstanding fixed rate debt, net of debt issuance costs, discounts and premiums, as of September 30, 2025 (dollars in thousands):

	Fixed Rate Debt	Average Effective Rate
2025	$399,934	4.2%
2026	299,323	1.2%
2027	598,710	3.7%
2028	398,367	4.2%
2029	555,214	3.7%
2030	298,487	3.1%
2031	446,795	1.8%
2032	395,241	5.4%
2033	—	—
2034	344,306	5.1%
Thereafter	997,982	4.3%
Total	$4,734,359	3.8%

Unsecured Revolving Credit Facility & Commercial Paper

As of September 30, 2025, MAALP had an unsecured revolving credit facility with a borrowing capacity of $1.25 billion and an option to expand to $2.0 billion. The revolving credit facility bore an interest rate at a rate based on the adjusted Secured Overnight Financing Rate plus a spread of 0.70% to 1.40% determined by a credit ratings grid. The revolving credit facility was scheduled to mature in October 2026 with an option to extend for two additional six-month periods. In October 2025, MAALP amended its unsecured revolving credit facility, increasing its borrowing capacity to $1.5 billion with an option to expand to $2.0 billion. The amended revolving credit facility has a maturity date of January 2030 with two six-month extension options and bears interest at a rate based on the Secured Overnight Financing Rate plus a spread ranging from 0.65% to 1.40% determined by a credit ratings grid, with the current spread at 0.725% based on MAALP’s current credit rating.

As of September 30, 2025, there was no outstanding balance under the revolving credit facility, while $4.5 million of capacity was used to support outstanding letters of credit.

As of September 30, 2025, MAALP had an unsecured commercial paper program, whereby it issued unsecured commercial paper notes with varying maturities not to exceed 397 days up to a maximum aggregate principal amount outstanding of $625.0 million. As of September 30, 2025, MAALP had $463.0 million of borrowings outstanding under the commercial paper program. In October 2025, MAALP amended its commercial paper program to increase the maximum aggregate principal amount of notes that may be outstanding under the program from $625.0 million to $750.0 million.

Unsecured Senior Notes

As of September 30, 2025, MAALP had $4.4 billion of publicly issued unsecured senior notes outstanding.

Secured Property Mortgages

MAALP maintains secured property mortgages with various life insurance companies. As of September 30, 2025, MAALP had $363.3 million of secured property mortgages outstanding.

For more information regarding our debt capital resources, see Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Equity

As of September 30, 2025, MAA owned 117,081,742 OP Units, representing a 97.5% limited partnership interest in MAALP, while the remaining 2,941,839 outstanding OP Units were held by limited partners of MAALP other than MAA. Holders of OP Units (other than MAA) may require us to redeem their OP Units from time to time, in which case we may, at our option, pay the redemption price either in cash (in an amount per OP Unit equal, in general, to the average closing price of MAA’s common stock on the NYSE over a specified period prior to the redemption date) or by delivering one share of MAA’s common stock (subject to adjustment under specified circumstances) for each OP Unit so redeemed. MAA has registered under the Securities Act the 2,941,839 shares of its common stock that, as of September 30, 2025, were issuable upon redemption of OP Units, in order for those shares to be sold freely in the public markets.

MAA has entered into an at-the-market equity offering program, or ATM program, enabling MAA to sell shares of its common stock into the existing market at current market prices from time to time to or through the sales agents under the ATM program. Pursuant to the ATM program, MAA from time to time may also enter into forward sale agreements and sell shares of its common stock pursuant to these agreements. Through the ATM program, MAA may issue up to an aggregate of 4.0 million shares of its common stock at such times as determined by MAA.

MAA has no obligation to issue shares through the ATM program. During the three and nine months ended September 30, 2025 and 2024, MAA did not sell any shares of common stock under its ATM program. As of September 30, 2025, 4.0 million shares of MAA’s common stock remained issuable under the ATM program.

For more information regarding our equity capital resources, see Note 8 and Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Material Cash Requirements

As of September 30, 2025, we had $894.2 million of outstanding debt and debt service obligations payable in the year ending December 31, 2025, including the $463.0 million of commercial paper borrowings due October 2025, the $400.0 million of publicly issued unsecured senior notes maturing in November 2025, and the $31.2 million of interest payments on fixed rate debt obligations in the year ending December 31, 2025. For a schedule of the maturity dates of our outstanding debt beyond 2025, see the “Liquidity and Capital Resources - Debt” section above. As of September 30, 2025, we also had obligations to make additional capital contributions to five technology-focused limited partnerships in which we hold equity interests. The capital contributions may be called by the general partners at any time after giving appropriate notice. As of September 30, 2025, we had committed to make additional capital contributions totaling up to $22.4 million if and when called by the general partners of the limited partnerships.

We have other material cash requirements that do not represent contractual obligations, but that we expect to incur in the ordinary course of our business.

As of September 30, 2025, we had seven development communities under construction totaling 2,242 apartment units once complete. Total expected costs for the seven development projects are $797.0 million, of which $543.2 million had been incurred through September 30, 2025. In addition, our property redevelopment and repositioning activities are ongoing, and we incur expenditures relating to recurring capital replacements, which typically include scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. For the year ending December 31, 2025, we expect that our total capital expenditures relating to our development activities, our property redevelopment and repositioning activities and recurring capital replacements will be in line with our total capital expenditures for the year ended December 31, 2024. We expect to have additional development projects in the future.

We typically declare cash dividends on MAA’s common stock on a quarterly basis, subject to approval by MAA’s Board of Directors. We expect to pay quarterly dividends at an annual rate of $6.06 per share of MAA common stock during the year ending December 31, 2025. The timing and amount of future dividends will depend on actual cash flows from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and other factors as MAA’s Board of Directors deems relevant. MAA’s Board of Directors may modify our dividend policy from time to time.

For information regarding our material cash requirements as of December 31, 2024, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Inflation

Our resident leases at our apartment communities allow for adjustments in the rental rate at the time of renewal, which may enable us to seek rent increases. The majority of our leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation on our revenue. During the nine months ended September 30, 2025, we experienced inflationary pressures that drove higher operating expenses, primarily in personnel, utilities, building repair and maintenance, and office operations expenses.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025, for discussions of our critical accounting estimates. During the three months ended September 30, 2025, there were no material changes to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our borrowings. As of September 30, 2025, 23.7% of our total market capitalization consisted of debt borrowings. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for borrowings through the use of fixed rate debt instruments and, from time to time, interest rate swaps to effectively fix the interest rate on anticipated future debt transactions. We use our best efforts to have our debt instruments mature across multiple years, which we believe limits our exposure to interest rate changes in any one year. We do not enter into derivative instruments for trading or other speculative purposes. As of September 30, 2025, 91.1% of our outstanding debt was subject to fixed rates. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. There have been no material changes in our market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Item 4. Controls and Procedures.

Mid-America Apartment Communities, Inc.

(a) Evaluation of Disclosure Controls and Procedures

MAA is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. MAA’s management, with the participation of MAA’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of MAA’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, MAA’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by MAA in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to MAA’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to MAA’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, MAA’s internal control over financial reporting.

Mid-America Apartments, L.P.

(a) Evaluation of Disclosure Controls and Procedures

The Operating Partnership is required to maintain disclosure controls and procedures, within the meaning of Exchange Act Rules 13a-15 and 15d-15. Management of the Operating Partnership, with the participation of the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, concluded that the disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of MAA, as the general partner of the Operating Partnership, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There was no change to the Operating Partnership’s internal control over financial reporting, within the meaning of Exchange Act Rules 13a-15 and 15d-15, that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As disclosed in Note 10 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings, and the disclosure set forth in Note 10 relating to legal proceedings is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

The following table reflects repurchases of shares of MAA’s common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (3)
July 1, 2025 - July 31, 2025	199	$149.47	—	4,000,000
August 1, 2025 - August 31, 2025	—	$—	—	4,000,000
September 1, 2025 - September 30, 2025	—	$—	—	4,000,000
Total	199		—	4,000,000
(1)
The shares reflected in this column are shares of MAA’s common stock surrendered by employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares.
(2)
The price per share is based on the closing price of MAA’s common stock as of the date of determination of the statutory minimum for federal and state tax obligations.
(3)
This column reflects the number of shares of MAA’s common stock that are available for purchase under the 4.0 million share repurchase program authorized by MAA’s Board of Directors in December 2015.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company who adopted any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) during the quarter ended September 30, 2025. Each of these Rule 10b5-1 trading arrangements was adopted during an open trading window.

NAME	TITLE	ADOPTION DATE	START DATE	END DATE	NATURE OF TRADING ARRANGEMENT	AGGREGATE NUMBER OF SECURITIES
A. Clay Holder	EVP, Chief Financial Officer	8/7/2025	1/6/2026	4/30/2026	Sale of shares of common stock	20% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,860 shares)⁽¹⁾
Robert J. DelPriore	EVP, Chief Administrative Officer and General Counsel	8/12/2025	1/2/2026	6/2/2026	Sale of shares of common stock	Lesser of 100% of net shares from vesting of restricted stock awards (gross vesting quantity: 11,335 shares)⁽¹⁾ or $850,000
Timothy Argo	EVP, Chief Strategy and Analysis Officer	9/2/2025	1/6/2026	4/30/2026	Sale of shares of common stock	20% of net shares from vesting of restricted stock awards (gross vesting quantity: 2,018 shares)⁽¹⁾
Melanie Carpenter	EVP, Chief Human Resources Officer	8/18/2025	1/6/2026	4/30/2026	Sale of shares of common stock	Lesser of 100% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,828 shares)⁽¹⁾ or $150,000
Amber Fairbanks	EVP, Property Management	8/22/2025	1/6/2026	4/15/2026	Sale of shares of common stock	100% of net shares from vesting of restricted stock awards (gross vesting quantity: 1,627 shares)⁽¹⁾
(1)
Net shares are net of tax withholding.

During the quarter ended September 30, 2025, no director or officer of the Company terminated any “Rule 10b5-1 trading arrangement.”

Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any “non-Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a)
The following exhibits are filed as part of this report.

Exhibit Number	Exhibit Description

3.1	Composite Charter of Mid-America Apartment Communities, Inc. (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2017 and incorporated herein by reference)

3.2

Fifth Amended and Restated Bylaws of Mid-America Apartment Communities, Inc., dated as of December 12, 2023 (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023 and incorporated herein by reference)

3.3

Composite Certificate of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference)

3.4

Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. dated as of October 1, 2013 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

3.5

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Mid-America Apartments, L.P. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016 and incorporated herein by reference)

10.1

Fifth Amended and Restated Credit Agreement, dated as of October 21, 2025, by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, KeyBank National Association and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, Citibank, N.A., TD Bank, N.A., and Mizuho Bank, LTD., as Co-Documentation Agents, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2025 and incorporated herein by reference)

31.1	MAA Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	MAA Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	MAALP Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	MAALP Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	MAA Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	MAA Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.3	MAALP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.4	MAALP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101	Interactive Data Files submitted pursuant to Rule 405 of Regulation S-T formatted in Inline eXtensible Business Reporting Language (Inline XBRL)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENT COMMUNITIES, INC.

Date:	October 30, 2025	By:	/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MID-AMERICA APARTMENTS, L.P.
		By:	Mid-America Apartment Communities, Inc., its general partner

Date:	October 30, 2025		/s/ David Herring
David Herring
Senior Vice President and Chief Accounting Officer
(Duly Authorized Officer)